Form 10-Q
period 1995-03-31
LYNTON GROUP INC
filed 1995-05-15
CIK 27566

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1995

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____


                        Commission file number 0-6867


                         LYNTON GROUP, INC.
            (Exact name of Registrant as specified in its charter)


DELAWARE                                               13-2688055
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or                                Identification
organization)                                             Number)

9 AIRPORT ROAD
MORRISTOWN MUNICIPAL AIRPORT
MORRISTOWN, NEW JERSEY                                      07960
(Address of principal)                                 (Zip Code)
executive offices)

Registrant's telephone number, including area code:(201) 292-9000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                 Common, $.30 par value per share:  1,957,177
                        outstanding as of May 1, 1995

                       PART I - FINANCIAL INFORMATION

                     LYNTON GROUP, INC. AND SUBSIDIARIES

            INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                         PERIOD ENDED MARCH 31, 1995


                                                                   PAGE
Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets -
            March 31, 1995 and September 30, 1994                   3-4

         Condensed Consolidated Statements of Operations -
            For the Three months ended March 31, 1995 and 1994;
            For the Six months ended March 31, 1995 and 1994         5

         Condensed Consolidated Statements of Cash Flows -
            For the Six months ended March 31, 1995 and 1994         6

         Notes to Condensed Consolidated Financial Statements        7


Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8-9

                      LYNTON GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                            March 31,          March 31,
                                              1995               1994
                                           (Unaudited)         (Audited)
                                          ------------       ------------
ASSETS
Current assets:
    Cash                                     $324,430           $143,689
    Accounts receivable                     2,360,272          2,652,374
    Due from affiliates                                          408,775
    Inventories                             1,546,482          1,595,933
    Aircraft held for resale                1,415,946          1,593,609
    Prepaids and other current assets         688,104            287,947
                                           ----------         ----------
             Total current assets           6,335,234          6,682,327

Property, plant and equipment              19,464,628         20,348,634
    Less accumulated depreciation and
          amortization                      3,454,930          2,991,865
                                           ----------         ----------
                                           16,009,698         17,356,769

Due from affiliate                            191,308            191,308
Funds held in escrow                          150,000            150,000
Long-term ground lease, less accumulated
   amortization                             2,080,724          2,110,096
Goodwill, less accumulated amortization     4,434,386          4,476,815
Other assets and deferred charges,
   less accumulated amortization              735,227            768,967
                                          -----------        -----------
                                          $29,936,577        $31,736,282












                            See accompanying notes.

                     LYNTON GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                            March 31,          March 31,
                                              1995               1994
                                           (Unaudited)         (Audited)
                                          ------------       ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving credit facilities              $980,884         $1,891,179
    Notes payable to affiliate                 48,334             67,571
    Accounts payable and accrued
          liabilities                       4,508,414          5,339,989
    Advances from customers and deferred
          revenue                             956,939            880,549
    Current portion of capital lease
          obligations                          55,524             59,003
    Current portion of long-term debt       2,686,017          2,234,247
                                          ------------       ------------
             Total current liabilities      9,236,112         10,472,538

Long-term debt due to HM Holdings, Inc.     6,105,923          6,105,923
Mortgage note due to Connecticut Mutual     8,280,624          8,503,281
Senior subordinated convertible
    debentures                              2,500,000          2,500,000
Other long-term debt                        1,417,221          1,222,842
Deferred income taxes                         198,750            197,125

Stockholders' equity:
    Series C Preferred                             10                 10
    Series D Preferred                             20                 20
    Common stock                              587,153            587,153
    Additional paid-in capital              8,321,055          8,321,055
    Accumulated deficit                    (6,621,467)        (6,089,708)
    Translation adjustment                    (88,824)           (83,957)
                                          ------------       ------------
             Total stockholders' equity     2,197,947          2,734,573
                                          ------------       ------------
                                          $29,936,577        $31,736,282











                           See accompanying notes.

                LYNTON GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                            (UNAUDITED)



                               Three Months Ended        Six Months Ended
                                   March 31,                March 31,
                            ----------------------   -----------------------
                               1995         1994        1995          1994
                            ----------- -----------  ------------ ------------
Net revenues                $7,546,416  $8,064,977   $15,736,797  $15,758,573
Expenses:
    Direct costs             6,619,407   7,035,954    12,876,744   13,449,259
    Selling, general and
     administrative            885,066     859,786     1,783,418    1,510,454
    Depreciation               223,093     252,440       465,719      463,545
    Amortization of goodwill
     and ground lease           44,894      47,812        91,393       80,022
                             ----------  ----------    ----------   ----------
    Operating income (loss)   (226,044)   (131,015)      519,523      255,293

    Amortization of debt discount
     and issuance costs         34,868      36,999        69,712       58,998
    Interest                   435,818     328,689       881,136      591,499
                             ----------  ----------    ----------   ----------
Loss before provision for income
 taxes                        (696,730)   (496,703)     (431,325)    (395,204)
Income tax provision                 -           -             -            -
                             ----------  ----------    ----------   ----------
Net loss                     $(696,730)  $(496,703)    $(431,325)   $(395,204)

Divedends on Preferred Stock  $(52,487)   $(43,399)    $(100,434)    $(87,686)
                             ----------  ----------    ----------   ----------
Net loss attributable to
 Common Stock                $(749,217)  $(540,102)    $(531,759)   $(482,890)
                             ==========  ==========    ==========   ==========

Net loss per share of Common Stock

Primary and fully diluted
earnings per share              $(0.38)     $(0.26)       $(0.27)      $(0.23)
                             ==========  ==========    ==========   ==========











                       See accompanying notes.

              LYNTON GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                          (UNAUDITED)



                                               1995              1994
                                           -----------        -----------
Cash flow from operating activities:
    Net loss                                $(431,325)         $(395,204)
    Adjustments to reconcile net loss
      to cash provided by operating
      activities:
        Depreciation and amortization         626,824            602,566
        Gain on disposal of fixed assets     (398,265)                 -
        Translation adjustment                      -            (18,865)
        Change in certain assets and
           liabilities:
              Accounts receivable             309,756            (41,568)
              Due from affiliates             392,320            474,162
              Inventories                      61,058           (230,762)
              Aircraft held for resale        189,996                  -
              Prepaids and other assets      (430,394           (373,167)
              Accounts payable and accrued
                expenses                     (860,335)          (625,449)
              Advances from customers and
                deferred revenues              70,361             (1,859)
                                           -----------        -----------
Net cash used by operating activities        (470,004)          (610,146)

Cash flow from investing activities:
    Cash paid for shares of Dollar Air Services
      Limited and related acquisition costs                     (774,319)
    Proceeds from disposal of fixed assets  1,391,953                  -
    Capital expenditures (net)                (80,500)          (270,324)
                                            ----------        -----------
Net cash provided (used) by investing
    activities                              1,311,453         (1,044,643)

Cash flow from financing activities:
    Change in capital lease obligations (net)  (7,404)           245,014
    Dividends paid on preferred stock        (100,434)           (87,686)
    Proceeds from issuance of Senior
       Subordinated Convertible Debt,
       net of issuance costs                                   2,258,464
    Repayment of notes payable and
       long-term debt (net)                  (552,870)          (910,988)
                                            ----------        -----------
Net cash provided (used) by financing
    activities                               (660,708)         1,504,804

    Effect of exchange rate changes on cash         -                  -
                                            ----------        -----------
    Increase in cash                          180,741           (149,985)
Cash, beginning of period                     143,689            266,741
                                            ----------        -----------
Cash, end of period                          $324,430           $116,756
                                            ==========        ===========

Supplemental Information:
    Interest Paid                            $872,489           $591,499
    Taxes Paid                                     $-                 $-

                   See accompanying notes.

        LYNTON GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED
               FINANCIAL STATEMENTS
                  MARCH 31, 1995



Note 1.  BASIS OF PRESENTATION

      The     accompanying     unaudited     condensed
consolidated  financial  statements have been prepared
in  accordance  with  generally   accepted  accounting
principles for interim financial information  and with
the  instructions  to  Form  10-Q  and  Article  10 of
Regulation S-X.  Accordingly, they do not include  all
of the information and footnotes required by generally
accepted  accounting principles for complete financial
statements.    In   the  opinion  of  management,  all
adjustments (consisting  of normal recurring accruals)
considered necessary for a fair presentation have been
included.  Operating results  for the six month period
ended March 31, 1995 are not necessarily indicative of
the results that may be expected  for  the  year ended
September 30, 1995.  The balances as of September  30,
1994  in  the  accompanying  balance sheets, have been
derived from the audited financial  statements  as  of
such  date.   For  further  information,  refer to the
consolidated   financial   statements   and  footnotes
thereto  included  in  the  Lynton  Group,  Inc.  (the
"Company") Annual Report on Form 10-K for the year ended September 30, 1994.

Note 2.  UNAUDITED PRO FORMA FINANCIAL INFORMATION

      The  table below sets forth  the  unaudited  pro
forma results  of  operations for the six months ended
March 31, 1994 assuming  consummation  of the purchase
of  Dollar  Air  and  the  issuance of the 10%  Senior
Subordinated   Convertible  Debentures   as   of   the
beginning of the period (000's except earnings per share data):


      Revenue                    $17,153
      Net loss                    $(993)
      Net loss per common share   $(.51)

PART  1 - FINANCIAL INFORMATION

ITEM   2. MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - - - - - - - - - ---------------------

REVENUES & OPERATING INCOME

      Revenues  for the three  and  six  months  ended
March  31,  1995  decreased   to   $7,546,000  and  to
$15,737,000   from   revenues   of   $8,065,000    and
$15,759,000 for the comparable fiscal 1994 periods,  a
decrease  of  $519,000  and  $22,000, or 6.4% and 0.1%
respectively.  The decrease in  revenues for the three
months ended March 31, 1995 as compared  to  the three
months  ended March 31, 1994 is primarily attributable
to  reduced   revenues   from   the  Company's  flight
operations.   The  decrease in revenues  for  the  six
months ended March 31, 1995 as compared to March 31, 1994 is primarily attributable to a reduction in revenues from aircraft sales operations, partially offset by increased revenues from Dollar Air resulting from the inclusion of six months of revenues from Dollar Air in fiscal 1995 as compared to the inclusion of revenues from Dollar Air for the period from January 13, 1994 (Date of Acquisition) to March 31,
1994 in fiscal 1994.

      Operating  loss for the three months ended March
31, 1995 increased  to  $226,000  as  compared  to  an
operating  loss  for  the three months ended March 31,
1994 of $131,000, an increase  in  operating  loss  of
$95,000.   This  increased  loss primarily consists of
increased operating losses from Dollar Air and a provision of $192,000 related to the writedown of an aircraft held for resale, partially offset by improved performance of maintenance operations.

      Operating income for the six months  ended March
31,   1995   increased  to  $520,000  as  compared  to
operating income  for  the  six months ended March 31,
1994  of  $255,000,  an increase  of  $265,000.   This
increase consists of improved performance from fixed base operations and aircraft sales, partially offset by increased operating losses from Dollar Air.

INTEREST

      Interest  expense  for  the three and six months
ended  March  31,  1995  increased   to  $436,000  and
$881,000 from interest expense for the three and six months ended March 31, 1994 of $329,000 and $592,000, an increase  of  $107,000  and $289,000, respectively.
These increases result from additional interest costs related to the Debentures issued by the Company in December 1993 and increased costs related to higher interest rates on the Company's borrowings with HM
Holdings, Inc.

NET INCOME

      The  net  losses  for  the  three and six months
ended  March  31,  1995  increased  to  $697,000   and
$431,000  as  compared to net losses for the three and
six  months ended  March  31,  1994  of  $497,000  and
$395,000,   an   increase  of  $200,000  and  $36,000,
respectively. These increased losses resulted from increased operating losses and increased interest costs.

LIQUIDITY AND CAPITAL RESOURCES
- - - - - - - - - - -------------------------------

      At  March  31,  1995,  the Company had a working
capital deficit of $2,901,000 as compared to a working
capital deficit of $3,790,000  at  September 30, 1994,
an  increase  in  working  capital  of $889,000.  This
improvement    in   working   capital   is   primarily
attributable to cash provided from the disposal of two
operating aircraft.   The  Company  currently  has  no
material commitments for capital expenditures.

      Dollar  Air's  flight  operations  revenues  are
generally  lower  in  the  winter  months  because  of
reduced  market  demand. Due primarily to this factor,
material  operating  losses  have  been  sustained  by
Dollar  Air  in  this  period.   Should  these  losses
continue,  the  resources  of the Company, at present,
would  be  inadequate  to  meet   its   debt   service
requirements  during  the  next  twelve  months.   The
Company is evaluating several alternatives to address this situation, including a potential joint venture with another company in Dollar Air's market which Management believes could improve operating results.

              PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

           At  the present  time,  there  is  no  material
           litigation    pending   or,   to   management's
           knowledge, threatened against the Registrant.

Item 2.    CHANGES IN SECURITIES

           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4.    SUBMISSION OF MATTERS  TO  A  VOTE  OF SECURITY
           HOLDERS

           On   March   8,  1995,  an  annual  meeting  of
           stockholders  was   held   for   the  following
           purposes (I) to elect five directors  to  serve
           as  the  Board  of  Directors of the Registrant
           until the next annual  meeting  of stockholders
           and until their successors shall be elected and
           shall qualify; (ii) to ratify the  selection of
           Ernst   &   Young   LLP   as  the  Registrant's
           independent auditors for the fiscal year ending
           September 30, 1995.

           At  such  annual meeting, Christopher  Tennant,
           Richard Hambro,  Nicholas  R.H.  Toms, James G.
           Niven and Mark A. Alexander, each  an incumbent
           director, were duly elected as directors of the
           Registrant.    Each   of  Christopher  Tennant,
           Richard Hambro, Nicholas  R.H.  Toms,  James G.
           Niven and Mark A. Alexander received 2,058,763 affirmative votes and 703 negative votes.

           Proposal  2  was  duly  approved with 2,058,772
           affirmative votes, 479 negative votes and 215 abstentions.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits.

           11.0  Statement  re  Computation  of  Per Share
           Earnings.

           (B)   Reports on Form 8-K.

           Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 1995:

           None.

                      SIGNATURES


          Pursuant   to   the  requirements  of  the
Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LYNTON GROUP, INC.
                                         (Registrant)

Dated:  MAY 12, 1995                     By: /S/CHRISTOPHER TENNANT
                                             Christopher Tennant,
                                             President and
                                             Chief Executive Officer

Dated:  MAY 12, 1995                     By: /S/MANUS O'DONNELL
                                             Manus O'Donnell,
                                             Secretary and Treasurer
                                             (Principal Financial Officer)

                 INDEX TO EXHIBITS


                                                                PAGE

11.0    Statement re Computation of Per Share Earnings.          13

Exhibit 11 - Computation of per share earnings

          LYNTON GROUP, INC. AND SUBSIDIARIES
           COMPUTATION OF EARNINGS PER SHARE
 FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                      (UNAUDITED)




                               Three Months Ended        Six Months Ended
                                   March 31,                March 31,
                             ---------------------     ----------------------
                               1995         1994         1995         1994
                             ---------   ---------     ---------    ---------
Weighted average shares of
  Common Stock outstanding   1,957,177   1,941,010     1,957,177    1,913,232
Weighted average Common
  Stock equivalents                  -           -             -            -
                             ----------  ----------    ----------   ----------
                             1,957,177   1,941,010     1,957,177    1,913,232

Series C Preferred Stock             -           -             -            -

Average shares outstanding
  Fully diluted earnings
  per share                  1,957,177   1,941,010     1,957,177    1,913,232
                             =========   =========     =========    =========

Net loss attributable
  to common stock            $(696,730)  $(496,703)    $(431,325)   $(395,204)
Dividend on Series C & D
  Preferred Stock              (52,487)    (43,399)     (100,434)     (87,866)
                             ----------  ----------    ----------   ----------
                             $(749,217)  $(540,102)    $(531,759)   $(482,890)
                             ==========  ==========    ==========   ==========

Primary & fully diluted
  earnings per share            $(0.38)     $(0.28)       $(0.27)      $(0.25)
                             ==========  ==========    ==========   ==========