Form 10-Q/A
period 1995-03-31
LYNTON GROUP INC
filed 1995-05-16
CIK 27566

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-Q
                               AMENDMENT #1

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
                        outstanding as of May 1, 1995

This amendment is for the purpose of adding the Financial Data Schedule to the subject Form 10-Q Report.

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