Form 10-Q
period 1995-06-30
LYNTON GROUP INC
filed 1995-08-11
CIK 27566

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 1995

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

                 Common, $.30 par value per share: 1,957,177
                        outstanding as of August 10, 1995

                       PART I - FINANCIAL INFORMATION

                     LYNTON GROUP, INC. AND SUBSIDIARIES

            INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                         PERIOD ENDED JUNE 30, 1995


                                                                   PAGE
Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets -
            June 30, 1995 and September 30, 1994                   3-4

         Condensed Consolidated Statements of Operations -
            For the Three months ended June 30, 1995 and 1994;
            For the Nine months ended June 30, 1995 and 1994         5

         Condensed Consolidated Statements of Cash Flows -
            For the Nine months ended June 30, 1995 and 1994         6

         Notes to Condensed Consolidated Financial Statements        7


Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8-9

                      LYNTON GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                             June 30,        September 30,
                                              1995               1994
                                           (Unaudited)         (Audited)
                                          ------------       ------------
ASSETS
Current assets:
    Cash                                     $141,137           $143,689
    Accounts receivable                     2,339,541          2,652,374
    Due from affiliates                             -            408,775
    Inventories                             1,303,590          1,595,933
    Aircraft held for resale                        -          1,593,609
    Prepaids and other current assets         598,757            287,947
                                           ----------         ----------
             Total current assets           4,383,025          6,682,327

Property, plant and equipment              19,563,905         20,348,634
    Less accumulated depreciation and
          amortization                      3,630,299          2,991,865
                                           ----------         ----------
                                           15,933,606         17,356,769

Due from affiliate                            191,308            191,308
Funds held in escrow                          150,000            150,000
Long-term ground lease, less accumulated
   amortization                             2,066,037          2,110,096
Goodwill, less accumulated amortization     4,214,553          4,476,815
Other assets and deferred charges,
   less accumulated amortization              708,995            768,967
                                          -----------        -----------
                                          $27,647,524        $31,736,282
                                          ===========        ===========













                            See accompanying notes.

                     LYNTON GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                            June 30,         September 30,
                                              1995               1994
                                           (Unaudited)         (Audited)
                                          ------------       ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving credit facilities            $1,073,576         $1,891,179
    Notes payable to affiliate                 40,405             67,571
    Accounts payable and accrued
          liabilities                       4,401,841          5,339,989
    Advances from customers and deferred
          revenue                             690,845            880,549
    Current portion of capital lease
          obligations                          50,994             59,003
    Current portion of long-term debt       1,556,712          2,234,247
                                          ------------       ------------
             Total current liabilities      7,814,373         10,472,538

Long-term debt due to HM Holdings, Inc.     6,105,923          6,105,923
Mortgage note due to Connecticut Mutual     8,146,074          8,503,281
Senior subordinated convertible
    debentures                              2,500,000          2,500,000
Other long-term debt                        1,292,181          1,222,842
Deferred income taxes                               -            197,125

Stockholders' equity:
    Series C Preferred                             10                 10
    Series D Preferred                             20                 20
    Common stock                              587,153            587,153
    Additional paid-in capital              8,321,055          8,321,055
    Accumulated deficit                    (7,026,702)        (6,089,708)
    Translation adjustment                    (92,563)           (83,957)
                                          ------------       ------------
             Total stockholders' equity     1,788,973          2,734,573
                                          -----------        -----------
                                          $27,647,524        $31,736,282
                                          ===========        ===========











                           See accompanying notes.

                LYNTON GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                            (UNAUDITED)



                               Three Months Ended        Nine Months Ended
                                    June 30,                 June 30,
                            ----------------------   -----------------------
                               1995         1994        1995          1994
                            ----------- -----------  ------------ ------------
Net revenues                $8,191,211  $8,508,771   $23,928,008  $24,267,344
Expenses:
    Direct costs             6,701,509   6,537,400    19,578,253   19,986,659
    Selling, general and
     administrative          1,009,541   1,251,949     2,792,959    2,762,403
    Depreciation               262,496     305,897       728,215      769,442
    Amortization of goodwill
     and ground lease           46,888      52,247       138,281      132,269
                             ----------  ----------    ----------   ----------
    Operating income           170,777     361,278       690,300      616,571

    Amortization of debt discount
     and issuance costs         34,869      36,023       104,581       95,021
    Interest                   470,099     354,386     1,351,235      945,885
                             ----------  ----------    ----------   ----------
Loss before provision for
    income taxes              (334,191)    (29,131)     (765,516)    (424,335)
Income tax provision                 -           -             -            -
                             ----------  ----------    ----------   ----------
Net loss                     $(334,191)  $ (29,131)    $(765,516)   $(424,335)

Divedends on Preferred Stock $ (71,044)  $ (55,012)    $(171,478)   $(142,698)
                             ----------  ----------    ----------   ----------
Net loss attributable to
    Common Stock             $(405,235)  $ (84,143)    $(936,994)   $(567,033)
                             ==========  ==========    ==========   ==========

Net loss per share of Common Stock

Primary and fully diluted
earnings per share              $(0.21)     $(0.04)       $(0.48)      $(0.29)
                             ==========  ==========    ==========   ==========











                       See accompanying notes.

              LYNTON GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                          (UNAUDITED)



                                               1995              1994
                                           -----------        -----------
Cash flow from operating activities:
    Net loss                                $(765,516)         $(424,335)
    Adjustments to reconcile net loss
      to cash provided by (used in)
      operating activities:
        Depreciation and amortization         971,077            996,732
        Gain on disposal of fixed assets     (455,264)                 -
        Loss on sale of aircraft held
          for resale                          310,226                  -
        Change in certain assets and
           liabilities:
              Accounts receivable             337,802           (627,594)
              Due from affiliates             352,257            302,878
              Inventories                     308,131            302,390
              Aircraft held for resale      1,289,750                  -
              Prepaids and other assets      (315,058)          (337,722)
              Accounts payable and accrued
                expenses                     (978,790)          (656,031)
              Advances from customers and
                deferred revenues            (196,564)          (327,088)
                                           -----------        -----------
Net cash provided by (used in) operating
    activities                                858,051           (770,770)

Cash flow from investing activities:
    Cash paid for shares of Dollar Air Services
      Limited and related acquisition costs         -         (1,045,062)
    Proceeds from disposal of fixed assets  1,391,953                  -
    Capital expenditures (net)               (197,280)          (374,620)
                                           -----------        -----------
Net cash provided by (used in) investing
    activities                              1,194,673         (1,419,682)

Cash flow from financing activities:
    Change in capital lease obligations (net) (22,230)           (91,277)
    Dividends paid on preferred stock        (171,478)          (142,698)
    Proceeds from issuance of Senior
       Subordinated Convertible Debt,
       net of issuance costs                        -          2,201,880
    Proceeds from issuance of 6.9% Mortgage
       Note, net of issuance costs                  -          8,465,574
    Repayment of notes payable and
       long-term debt (net)                (1,861,568)        (8,214,608)
                                           -----------        -----------
Net cash (used in) provided by financing
    activities                             (2,055,276)         2,218,871

    Effect of exchange rate changes on cash         -                  -
                                           -----------        -----------
    (Decrease) increase in cash                (2,552)            28,419
Cash, beginning of period                     143,689            266,741
                                           -----------        -----------
Cash, end of period                          $141,137           $295,160
                                           ===========        ===========

Supplemental Information:
    Interest Paid                          $1,337,960         $1,329,744
                                           ===========        ===========
    Taxes Paid                                      $-                 $-
                                           ===========        ===========

                   See accompanying notes.

        LYNTON GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED
               FINANCIAL STATEMENTS
                  JUNE 30, 1995



Note 1.  BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. The balances as of September 30, 1994 in the accompanying balance sheets, have been derived from the audited financial statements as of such date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Lynton Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 1994.

Note 2.  UNAUDITED PRO FORMA FINANCIAL INFORMATION

      The table below sets forth the unaudited pro forma results of operations for the nine months ended June 30, 1994 assuming consummation of the purchase of Dollar Air and the issuance of the 10% Senior Subordinated Convertible Debentures as of the beginning of the period (000's except earnings per share data):


      Revenue                     $ 25,662
      Net loss                    $(1,022)
      Net loss per common share   $  (.55)

PART  1 - FINANCIAL INFORMATION

ITEM   2. MANAGEMENT'S   DISCUSSION  AND  ANALYSIS   OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

REVENUES & OPERATING INCOME

      Revenues for the three and nine months ended June 30, 1995 increased to $8,191,000 and $23,928,000, respectively from revenues of $8,509,000 and $24,267,000 for the comparable fiscal 1994 periods, a decrease of $318,000 and $339,000, or 4% and 1%, respectively. The decrease in revenues for the three months ended June 30, 1995 is primarily attributable to a reduced level of operations by Dollar Air in overseas locations. The decrease in revenues for the nine months ended June 30, 1995 is primarily attributable to a reduced level of operations by Dollar Air in overseas locations and a reduction in revenues from the Company's aircraft sales operations.

      Operating income for the three months ended June 30, 1995 decreased to $171,000 as compared to $361,000 for the same period last year, a decrease of $190,000 or 53%. This decrease primarily consists of reduced operating income from Dollar Air. Operating income for the nine months ended June 30, 1995, increased to $690,000 as compared to $617,000 for the same period last year, an increase of $73,000, or 12%. This increase primarily consists of an increase in operating income from aircraft sales operations, increased operating income from charter and management operations, partially offset by operating losses for Dollar Air.

INTEREST

      Interest expense for the three and nine months ended June 30, 1995 increased to $470,000 and $1,351,000, respectively from interest expense of $354,000 and $946,000 for the three and nine months ended June 30, 1994, an increase of $116,000 and $405,000, respectively. These increases consists of additional interest costs related to the Debentures issued by the Company in December 1993 and increased costs resulting from higher interest rates on the Company's borrowings with HM Holdings, Inc.

NET INCOME

      Net losses for the three and nine months ended June 30, 1995 increased to $334,000 and $766,000, respectively from net losses of $29,000 and $424,000 for the three and nine months ended June 30, 1994, an increase of $305,000 and $341,000, respectively. These losses are the result of increased operating losses and increased interest costs.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      At June 30, 1995, the Company had a working capital deficit of $3,431,000 as compared to a working capital deficit of $3,790,000 at September 30, 1994, an increase in working capital of $359,000. This improvement in working capital is primarily attributable to net proceeds from the disposal of two operating aircraft. The Company currently has no material commitments for capital expenditures.

      Material operating losses have been sustained by Dollar Air in this reporting period. Should these losses continue, the resources of the Company, at present, would be inadequate to meet its debt service requirements during the next twelve months. To address this situation, the Company is in the process of negotiating with a major competitor of Dollar Air to enter into a joint venture transaction. The Company anticipates this transaction will be consummated in the fourth quarter of fiscal 1995. However, no assurance can be given that this transaction will be completed.

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

           None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)   Exhibits.

           11.0 Statement re Computation of Per Share Earnings.

           (B)   Reports on Form 8-K.

           Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 1995:

           None.

                      SIGNATURES


          Pursuant   to   the  requirements  of  the
Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LYNTON GROUP, INC.
                                         (Registrant)

Dated:  AUGUST 11, 1995                  By: /S/CHRISTOPHER TENNANT
       -----------------                     ----------------------
                                             Christopher Tennant, President
                                             and Chief Executive Officer

Dated:  AUGUST 11, 1995                  By: /S/MANUS O'DONNELL
       ----------------                      ----------------------
                                             Manus O'Donnell, Secretary and
                                             Treasurer (Principal Financial
                                             Officer)

Exhibit 11 - Computation of per share earnings

          LYNTON GROUP, INC. AND SUBSIDIARIES
           COMPUTATION OF EARNINGS PER SHARE
 FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                      (UNAUDITED)




                               Three Months Ended        Nine Months Ended
                                    June 30,                  June 30,
                             ---------------------     ----------------------
                               1995         1994         1995         1994
                             ---------   ---------     ---------    ---------
Weighted average shares of
  Common Stock outstanding   1,957,177   1,952,121     1,957,177    1,926,689
Weighted average Common
  Stock equivalents                  -           -             -            -
                             ----------  ----------    ----------   ----------
                             1,957,177   1,952,121     1,957,177    1,926,689

Series C Preferred Stock             -           -             -            -

Average shares outstanding
  Fully diluted earnings
  per share                  1,957,177   1,952,121     1,957,177    1,926,689
                             ==========  ==========    ==========   ==========

Net loss                     $(334,191)  $ (29,131)    $(765,516)   $(424,335)
Dividend on Series C & D
  Preferred Stock              (71,044)    (55,012)     (171,478)    (142,698)
                             ----------  ----------    ----------   ----------
Net loss attributable to
  Common Stock               $(405,235)  $ (84,143)    $(936,994)   $(567,033)
                             ==========  ==========    ==========   ==========

Primary & fully diluted
  earnings per share            $(0.21)     $(0.04)       $(0.48)      $(0.29)
                             ==========  ==========    ==========   ==========