Form 10-K
period 1995-09-30
LYNTON GROUP INC
filed 1996-01-24
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended SEPTEMBER 30, 1995

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 Commission file number: 0-6867

            LYNTON GROUP, INC.
     (Exact name of Registrant as specified in its charter)

             DELAWARE                                13-2688055
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)               Identification Number)
          9 AIRPORT ROAD
   MORRISTOWN MUNICIPAL AIRPORT                         07960
      MORRISTOWN, NEW JERSEY                         (Zip Code)
  (Address of principal executive
             offices)

Registrant's telephone number, including area code: (201) 292-
                             9000

 Securities registered pursuant to Section 12(b) of the Act:
                             NONE
 Securities registered pursuant to Section 12(g) of the Act:
                COMMON STOCK  ($.30 PAR VALUE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the past 90 days.   Yes     X            No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

As of December 15, 1995, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (673,252 shares) was approximately $231,430 (based upon the average bid and asked prices of such stock on October 20, 1995, the most recent date on which bid and ask prices were available). The number of shares outstanding of the Common Stock ($.30 par value) of the Registrant as of the close of business on December 15, 1995 was 1,962,177.

             DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 1996 Annual
Meeting  of  Stockholders are incorporated by  reference  into
Part III hereof.

                                PART I

ITEM 1. BUSINESS
        --------

      (a)  General Development of Business

      Unless otherwise indicated by the context, the terms "Company" or "Registrant" refer to Lynton Group, Inc. and its consolidated subsidiaries.

      The Company, operating from its primary bases in the New York and London metropolitan regions, performs aviation sales and services for an international list of customers. Services provided by the Company include the management, charter, maintenance, hangarage and refueling of corporate helicopters and fixed wing aircraft. In addition, the Company's sales operations perform aircraft sales and brokerage services to customers located in markets throughout the world.

      Lynton Group, Inc. was incorporated in the State of Delaware in August 1971 under the name of Decair Corporation. In June 1989, the Company changed its name to Lynton Group, Inc. Prior to May 1989, the Company's operations consisted primarily of performing helicopter maintenance, management and charter services through its subsidiaries Ramapo Helicopters, Inc. ("Ramapo") and Rockland Aviation, Inc. (later renamed Lynton Aviation Charter, Inc. ("Lynton Aviation Charter") and now known as LynStar Aviation, Inc.)

      In May 1989, the Company acquired (the "Limited Acquisition") all of the issued and outstanding shares of Lynton Group Limited, a company organized under the laws of England ("Limited"). Limited, a London based company founded in 1984, is currently a holding company with two wholly-owned operating subsidiaries, Lynton Aviation Limited ("Aviation Limited"), a wholly-owned subsidiary at the time of the Limited Acquisition, and European Helicopters Limited ("EHL"), a 40% owned affiliate at the time of the Limited Acquisition, each a company organized under the laws of England. In August 1990, the Company acquired (the "EHL Acquisition") the remaining 60% of the capital stock of EHL. Aviation Limited is primarily involved in the sale, management and charter of corporate helicopters and fixed wing aircraft while EHL is primarily involved in the rebuilding, sale and maintenance of corporate helicopters. Since August, 1995, Limited also owns 50% of PLM Dollar Group Limited ("PDG"), a company organized under the laws of Scotland, which provides helicopter support services for industrial and utility operations in the United Kingdom.

      Simultaneous with the consummation of the EHL Acquisition, Lynton Jet Centre, Inc. ("Lynton Jet"), a wholly-owned subsidiary of the Company incorporated in April 1990 under the laws of the State of New Jersey, acquired substantially all of the assets of the Linpro Jet Centre (the "Jet Centre"), including its ground lease on a hangar facility located at the Morristown Municipal Airport, Morristown, New Jersey (the "Jet Centre Acquisition"). The financing for the Jet Centre Acquisition was obtained from HM Holdings, Inc., a Delaware corporation ("HM Holdings"). HM Holdings is an indirect wholly-owned subsidiary of Hanson PLC. The Jet Centre is a fixed base operator of approximately 132,000 square feet of hangar and office space, and provides hangarage and fueling services to corporate helicopters and fixed wing aircraft at the Morristown Municipal Airport. Following the acquisition, the Jet Centre was renamed the Lynton Jet Centre.

      In August 1990, the Company incorporated a wholly-owned subsidiary, Lynton Aviation, Inc., a New Jersey corporation ("Lynton Aviation"), to provide aviation management services to HM Industries, Inc. ("HM Industries"), a subsidiary of HM Holdings, at the Jet Centre.

      In April 1992, the Company incorporated a wholly-owned subsidiary, Lynton Aviation Services, Inc., a New Jersey corporation ("Lynton Services"), to provide aviation charter and management services and corporate aircraft sales services through operations based at the Jet Centre.

      In July 1992, the Company sold its interest in Lynton Aviation Charter to LynStar Holdings, Inc., a New Jersey corporation which is 20% owned by the Company and formed for the purpose of effecting the acquisition of all of the shares of capital stock of Lynton Aviation Charter. Thereafter, and also in July 1992, Lynton Aviation Charter changed its name to LynStar Aviation, Inc.

      In January 1994, the Company acquired (the "Dollar Air Acquisition") all of the issued and outstanding shares of Dollar Air Services Limited, a company organized under the laws of England ("Dollar Air"). At the time of the Dollar Air Acquisition, the Company owned a 75% equity interest in Black Isle Helicopters Limited, a company organized under the laws of Scotland ("Black Isle"). In September 1994, the remaining 25% of Black Isle's capital stock was acquired by the Company.

      In March 1994, the Company incorporated Lynton Properties, Inc., a New Jersey corporation and a special purpose wholly-owned subsidiary of Lynton Jet ("Lynton Properties"), in order to effect a leasehold mortgage financing transaction.

      In August 1995, substantially all the business, assets and liabilities of Dollar Air and Black Isle were transferred to PLM Dollar Group Limited ("PDG"), a company organized under the laws of Scotland, in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of the transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited ("PLM") were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. PDG operates a fleet of 15 helicopters from bases primarily in Scotland and England, and provides helicopter support services for industrial and utility applications in the United Kingdom.

      (b) Financial Information About Industry Segments

      The Company primarily operates in one industry segment, i.e. aviation and aviation related services.

      (c) Narrative Description of Business

FLIGHT OPERATIONS

      In the United Kingdom, the Company through Aviation Limited, performs charter and management services for corporate helicopters and fixed wing aircraft. A typical management contract will require the Company to staff an aircraft with a crew and arrange for maintenance of the aircraft for a management fee. The Company in turn charters the aircraft to outside customers and pays to the owner of the aircraft a percentage of the revenues received. The Company currently operates 7 helicopters and 4 fixed wing aircraft under such arrangements. Contracts for management and general services may be canceled on a short-term basis. Management believes that the loss of any single management contract or charter customer in the United Kingdom would not have a material adverse effect on the Company.

      Also in the United Kingdom, PDG, which is 50% owned by the Company, performs helicopter support services for the construction, fish farming, forestry, mining and oil industries and for various utilities. These services are primarily provided to companies under short and medium term contracts. PDG currently owns 9 aircraft and has an additional 6 aircraft under short term lease arrangements.

      In the United States, the Company performs aircraft management services through its subsidiaries Lynton Services and Lynton Aviation. Lynton Jet and HM Industries are parties to an agreement whereby
Lynton Aviation provides aircraft management services for one helicopter and three fixed wing aircraft owned by HM Industries. The Company is required to provide fueling, catering and accounting services. This agreement may be canceled upon 60 days notice by HM Industries.

MAINTENANCE OPERATIONS

      The Company operates two helicopter maintenance facilities through its subsidiaries EHL, located in Denham, Middlesex, outside of London, England and Ramapo, located at Morristown Municipal Airport, Morristown, New Jersey. The principal maintenance activities consist of routine and major helicopter maintenance, component overhaul, and aircraft parts sales.

      EHL is one of a few facilities in the United Kingdom licensed by the Civil Aviation Authority ("CAA") as a Repair Station entitled to maintain, overhaul and repair helicopters. EHL's maintenance operations are based in part on a certificate from Eurocopter Corporation for helicopters produced by it. These certificates are of indefinite duration but are subject to cancellation, suspension or revocation if, in the case of the manufacturer's certificate, EHL fails to provide satisfactory maintenance facilities and levels of service or, in the case of the CAA certificate, EHL fails to meet Joint Airworthiness Requirements as mandated by the Joint Airworthiness Authorities of the European community and administered by the CAA. EHL currently meets all requirements for both the CAA and the manufacturer's certificates. Management believes that the loss of any of the foregoing certificates or licenses could have a material adverse effect on the Company.

      Ramapo is one of numerous facilities in the United States licensed by the Federal Aviation Administration ("FAA") as a Repair Station entitled to maintain, overhaul and repair all helicopter models with a gross weight under 12,500 pounds. Ramapo's maintenance operation is based in part on certificates from Bell Helicopter/Textron which cover most Bell model helicopters and certificates from American Eurocopter Corporation for the AS350 and AS355 Series helicopters. These certificates are of indefinite duration but are subject to cancellation, suspension or revocation if, in the case of the manufacturers' certificate, Ramapo fails to provide satisfactory maintenance facilities and levels of service or, in the case of the FAA certificate, Ramapo fails to meet FAA maintenance and employment requirements. Ramapo currently meets all requirements for both the FAA and manufacturers' certificates. Management believes that the loss of any of the foregoing certificates or licenses would not have a material adverse effect on the Company.

      The Company currently services and maintains approximately 14 helicopters and 4 fixed wing aircraft for individuals and corporations in the New York and London regions. Management believes that the loss of any single maintenance customer would not have a material adverse effect on the Company.

AIRCRAFT SALES OPERATIONS

      The Company, through both its United States and United Kingdom subsidiaries, performs sales and brokerage services related to the purchase and sale of corporate helicopters and fixed wing aircraft between owners and buyers of such aircraft located throughout the world. The Company will generally receive a fixed commission or a percentage of the amount of such transactions from the buyer and/or seller of the aircraft. The Company also purchases aircraft for resale in instances where it believes the aircraft may be resold at a profit. For aircraft sales transactions in which the Company acts as principal, the Company records the full sales price of the aircraft as revenue and the cost of the aircraft as a charge to direct costs, resulting in a relatively low gross margin percentage. In other transactions, the Company may act strictly as a broker and record as revenue only the commissions on these sales transactions, generating a relatively high gross margin percentage. Consequently, the performance of these operations can best be gauged by the gross margins achieved for each period. Gross margins generated by aircraft sales operations have a material impact on the operating results of the Company and have historically varied significantly from period to period. The level of aircraft sales transactions is, to a significant degree, reflective of overall economic conditions.

FIXED BASE OPERATIONS

      As a result of the Jet Centre Acquisition in August 1990, the Company through Lynton Jet, and (since June 1994) through Lynton Properties, is engaged in the operation of an aviation fixed base operation ("FBO") at the Morristown Municipal Airport, Morristown, New Jersey. Services performed at the FBO consist of the hangarage and refueling of aircraft operated primarily by corporate flight departments located in the New York/New Jersey metropolitan area, as well as refueling of transient customers stopping at the airport. The facility has twelve tenants with non-cancelable operating leases with terms remaining ranging from one to eleven years. The loss of either of the largest two tenants (with leases which expire in February 2006 and June 1999 for the largest and second largest tenant, respectively) could have a material adverse effect on the Company.

      The Company operates an additional FBO business out of a hangar/office facility also located at the Morristown Municipal Airport, Morristown, New Jersey. Services performed are similar to those provided at the Jet Centre. The facility has fifteen tenants of which seven have non-cancelable operating leases with three year terms and the remaining tenants renting on a month to month basis. In addition, Ramapo conducts its maintenance operation from this facility.

COMPETITION

      The Company generally experiences significant competition in all areas of its business from a number of domestic and international competitors.

      The Company competes both in the United States and United Kingdom with numerous other organizations which perform similar services related to the management, charter, and sales of corporate helicopters and fixed wing aircraft, some of which are larger than the Company in terms of the number of aircraft under management and some of which have greater financial resources than those of the Company. Competition in the industry is principally affected by quality of service and price. The Company has, in the opinion of management, maintained a reputation for excellent service in the management, charter, and sales of aircraft and has remained price competitive for the comparative level of service.

      The Company's maintenance operations in the United States and United Kingdom each compete with several other maintenance organizations within their geographic regions, ranging from small sole proprietorships to larger facilities, several of which are as large or larger than the Company in terms of the number of helicopters under maintenance, several of which have greater financial resources than those of the Company, and most of which compete with the Company in its major services. In addition, the manufacturers themselves and certain corporate aircraft owners operate their own maintenance facilities. Competition in the industry is principally based upon price and the quality of the services provided. The Company has remained price competitive and in the opinion of management has historically maintained a reputation for excellence in its maintenance work.

      The Company's FBO operation competes with two other FBO's at Morristown Municipal Airport, Morristown, New Jersey, as well as numerous FBO's located at several airports within the New York/New Jersey metropolitan region. Competition consists primarily of obtaining tenants for the facility and attracting transient customers to use the facility primarily for refueling. Many of the Company's competitors are as large or larger than the Company and several have financial resources as great or greater than the Company. Competition in the industry is principally based upon price and the quality of accommodation and service at the facility. The Company has remained price competitive with the other FBO's in the area and has, in the opinion of management, maintained a level of accommodation and service that is as good or better than its competitors.

BACKLOG

      The Company, through Aviation Limited and EHL, have entered into contracts to provide certain aviation support services to customers. Such contracts expire at various dates in fiscal 1996 and have provisions which allow for early termination on a short-term basis.

      A portion of the Jet Centre's operating revenue is obtained from tenants through rental payments provided for under non-cancelable operating leases. The leases typically provide for guaranteed minimum rentals and other charges to cover certain operating costs in excess of base amounts.

      The following is a schedule of minimum future rentals on non-cancelable operating leases as of September 30, 1995 (thousands of dollars):

1996                           $2,722
1997                            2,603
1998                            2,433
1999                            1,979
2000                            1,472
Thereafter                      5,889
Total                         $17,098

GOVERNMENT REGULATION

      The Company is subject to the jurisdiction of the FAA in the United States and the CAA in the United Kingdom related to its authorization to operate aircraft maintenance facilities and to the CAA in the United Kingdom to operate as an air carrier. No assurance can be given that the authorizations mentioned above will be maintained in the future. Management believes that the loss of the above mentioned authorization in the United States would not have a material adverse effect on the Company while the loss of any of the United Kingdom authorizations could have a material adverse effect on the Company.

HAZARDS AND INSURANCE

      The operation of helicopters and fixed wing aircraft involves a substantial level of risk. Hazards such as aircraft accidents, collisions and fire are inherent in the providing of aviation services and may result in losses of life, equipment and revenues.

      The Company maintains insurance of types customary to the aviation services industry and in amounts deemed adequate by the Company to protect the Company and its property. These policies include aircraft liability, aviation spares/equipment, all risks, hull, products liability, hangar keepers liability, property and casualty, automobile and workers' compensation. The Company has not experienced significant difficulty in obtaining insurance and has not incurred any insured losses in excess of its property and liability coverage. While the Company believes that its insurance coverage is adequate for its operations, there can be no assurance that such insurance coverage is now, or will be, adequate to cover any claims to which it may be subject or that such levels of insurance may be obtained at comparable rates in the future.

PERSONNEL

      In addition to its principal officers, the Company presently has approximately 41 employees in the United States, approximately 55 employees in the United Kingdom, consisting principally of managers, pilots, mechanics, aviation services personnel and administrative staff and which are primarily employed on a full time basis.

ITEM 2. PROPERTIES
        ----------

      The Company operates the Jet Centre business out of the Company's hangar/office facility of approximately 132,000 square feet, owned by the Company, located at the Morristown Municipal Airport, Morristown, New Jersey, on a site leased pursuant to a ground lease with an initial term expiring on December 31, 2010 and with options to extend the term of the lease for five additional terms of five years each. The rental payments due under the lease are generally based upon increases in the consumer price index through the year 2020 and based upon fair market value thereafter. The Company maintains its executive offices at the Jet Centre facility.

      The Company expanded its FBO business in the fiscal year ended September 30, 1995 with the lease of an additional facility of approximately 36,000 square feet at the Morristown Municipal Airport, Morristown, New Jersey, on a site leased with an initial term expiring on May 31, 1998. Ramapo conducts its maintenance operation from this facility.

      The Company operates Aviation Limited and EHL principally out of a hangar facility of approximately 20,000 square feet located in Denham, Middlesex, which is located outside of London. The hangar is owned by the Company and is located on a site leased pursuant to a ground lease which expires in 2012. In addition, the Company leases on a month-to-month basis office space of approximately 2,000 square feet from a company which is wholly-owned by the Company's Chief Executive Officer.

      Management believes that the current facilities are sufficient to operate the Company's business at its current level.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

      There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        -------------------------------------
        AND RELATED STOCKHOLDER MATTERS
        -------------------------------

      (a) The Company's Common Stock is traded, effective October 20, 1995, in the over-the-counter market and is quoted in the "pink sheets" promulgated by the National Quotation Bureau, Inc. and listed on the OTC Bulletin Board. Until October 20, 1995, the Company's Common Stock was listed on the Nasdaq Small-Cap Market under the symbol "LYNG".

      The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated (adjusted to give effect for the one-for-six reverse stock split in June 1994). The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

                                                        BID PRICES
PERIOD                                          HIGH               LOW
Fiscal year ended September 30, 1994:
    Oct. 1, 1993 to Dec. 31, 1993                     6-3/4             3-3/4
    Jan. 1, 1994 to March 31, 1994                    4-1/2             3-3/4
    April l, 1994 to June 30, 1994                    3-3/4             1-5/8
    July 1, 1994 to Sept. 30, 1994                    1-5/8               3/4
Fiscal year ended September 30, 1995:
    Oct. 1, 1994 to Dec. 31, 1994                     15/16               7/8
    Jan. 1, 1995 to March 31, 1995                   1-7/16             15/16
    April l, 1995 to June 30, 1995                    1-1/8               3/4
    July 1, 1995 to Sept. 30, 1995                      3/4               1/8

      (b) As of December 15, 1995, there were approximately 525 record holders of the Company's Common Stock. At October 20, 1995, the closing bid price for the Company's Common Stock was 1/8. Since such date there have been no available bid and ask prices for the Company's Common Stock.

      (c) The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future. Additionally, under the terms of the Company's Credit Agreement with HM Holdings, the Company is restricted from declaring dividends during the term of such agreement without the prior consent of HM Holdings. Such consent has been received from HM Holdings to permit the payment of dividends related to the Company's Series C Convertible Preferred Stock and the Series D Preferred Stock. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
        (000'S EXCEPT EARNINGS PER SHARE)
        ---------------------------------

                               Fiscal year ended September 30: (1)
                    1995          1994         1993        1992        1991
Revenue               $33,638       $33,093     $25,771     $21,493     $25,537
Net (loss)            (2,320)       (1,397)         119     (1,792)       (846)
income
Net loss per           (1.30)         (.81)       (.01)      (1.73)       (.84)
common share
(2)
Working capital       (2,748)       (3,790)     (2,210)     (2,841)     (1,362)
(deficit)
Total assets           23,923        31,736      25,189      27,210      29,545
Long term debt         17,411        18,332      15,378      18,941      19,413

(1) This table should be read in conjunction with Part I, Item 1(a) for information on historical acquisitions of the Company, and in conjunction with the Consolidated Financial Statements and related notes thereto.
(2) Adjusted for the one-for-six reverse stock split effected in June 1994 and the one-for-five reverse stock split effected in August 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

RESULTS OF OPERATIONS

        The table below sets forth operating results information for each of the Company's operations and on a consolidated basis for the three years ended September 30, 1995 (thousands of dollars):

                                      YEAR ENDED SEPTEMBER 30,
                               1995              1994              1993
Flight operations revenues      $13,036          $12,954             $13,759
- historical operations
   Gross margin                  $1,277             $759              $1,212
   Gross margin %                  9.8%             5.9%                8.8%
Flight operations revenues       $4,875           $6,722
- Dollar Air
   Gross margin                    $205             $899
   Gross margin %                  4.2%            13.4%
Maintenance operations           $5,290           $4,502              $5,179
revenues
   Gross margin                    $848             $879                $813
   Gross margin %                 16.0%            19.5%               15.7%
Aircraft sales operations        $3,288           $2,526                $930
revenues
   Gross margin - prior to
    writedown of aircraft          $488             $616                $535
    held for resale
   Writedown of aircraft              -              180                   -
    held for resale
   Gross margin - net              $488             $436                $535
   Gross margin %                 14.8%            17.3%               57.5%
Fixed base operations            $6,702           $6,288              $5,841
revenues
   Gross margin                  $2,678           $2,589              $2,523
   Gross margin %                 40.0%            41.2%               43.2%
Other net revenues                 $447             $101                 $62
Consolidated revenues           $33,638          $33,093             $25,771
Consolidated direct costs        27,695           27,430              20,626
Consolidated gross margin         5,943            5,663               5,145
   Selling, general &             3,823            4,006               2,745
    administrative expenses
   Depreciation                     933            1,072                 885
   Amortization of goodwill         200              221                 127
    & intangible assets
   Writedown of goodwill          1,338                -                   -
Operating (loss) income           (351)              364               1,388
   Amortization of debt             139              135                  88
    discount & issuance costs
   Interest expense               1,772            1,432               1,171
   Equity in earnings of             58                -                   -
    jointly-owned company
(Loss) income before tax        (2,320)          (1,203)                 129
provision and extraordinary
item
   Income tax provision               -               28                  10
(Loss) income before            (2,320)          (1,231)                 119
extraordinary item
  Extraordinary item -                -              166                   -
   Charges related to early
   extinguishment of debt
Net (loss) income              $(2,320)         $(1,397)                $119

      The following discussions of results of operations for the Company include results of operations for United Kingdom ("UK") subsidiaries translated from pounds sterling ("sterling") to US dollars at the average rate of exchange during the respective periods. The average value of sterling increased by approximately 5% in fiscal 1995 compared to fiscal 1994 and increased by approximately 1% in fiscal 1994 compared to fiscal 1993. The effect on consolidated results of operations resulting from changes in the exchange rate of sterling as compared to a constant exchange rate from period to period has been to report higher revenues and expenses for UK subsidiaries when the value of sterling increased and to report lower revenues and expenses for UK subsidiaries when the value of sterling decreased. Fluctuations in the value of sterling will continue to have an effect on the results of operations for UK subsidiaries as reported in US dollars and the resulting consolidated results of operations for the Company.

1995 COMPARED TO 1994

      Revenues for fiscal 1995 increased to $33,638,000 as compared to revenues in fiscal 1994 of $33,093,000, an increase of $545,000 or 1.6%. This increase consists of increased revenues from maintenance operations of $788,000, from aircraft sales of $762,000, from fixed base operations of $414,000 and the excess of proceeds from insurance policies over book value on aircraft involved in accidents and rendered unservicable of $447,000, offset by reduced revenues from the operations of Dollar Air Services Limited ("Dollar Air") of $1,847,000 (see discussion of each operational area below).

      The Company reported an operating loss for fiscal 1995 of $351,000 as compared to operating income of $365,000 for fiscal 1994, a decrease of $716,000. This change resulted primarily from the writedown in fiscal 1995 of the carrying value of the unamortized goodwill arising on the acquisition of Dollar Air amounting to $1,338,000, partly offset by increased operating income from the Company's UK flight operations. Included in fiscal 1995 was a charge of $263,000 for the loss sustained on the sale of a Company-owned aircraft which was sold in that year. In 1994, the Company had reclassified this aircraft from fixed assets to aircraft held for resale and had recorded a charge of $180,000 to reduce its carrying value to estimated fair market value.

      Interest expense for fiscal 1995 increased to $1,772,000 as compared to $1,432,000 for fiscal 1994, an increase of $340,000 or 23.7%. This increase primarily represents increased interest rates paid on outstanding levels of borrowing, as well as an increase in indebtedness to HM Holdings of $500,000 from October 1994.

      In August 1995, substantially all the business, assets and liabilities of Dollar Air were transferred to PLM Dollar Group Limited ("PDG"), in exchange for 50% of the capital stock of PDG (see details below). In connection with this transfer, the carrying value of the unamortized goodwill arising from the acquisition of Dollar Air was written off in fiscal 1995 and amounted to $1,338,000.

      The Company had a net loss of $2,320,000 for fiscal 1995 as compared to a net loss of $1,397,000 for fiscal 1994, an increase in loss of $923,000. The primary causes for this increase were the writedown of the carrying value of unamortized goodwill in Dollar Air, increased operating losses and associated interest costs of Dollar Air, partially offset by increased operating income for the Company's UK flight operations.

      The   Company's  ability  to  improve  earnings  is  primarily
dependent on  the  enhancement  of  revenues  and  margins  from its operations. The performance of each operation is affected by different market conditions and varies as to stability and degree of predictability. Below is a discussion of each of the Company's operating areas and the factors which have historically, and will continue, to affect performance.

FLIGHT OPERATIONS

      Revenues from flight operations overall increased by $82,000 for fiscal 1995 as compared to fiscal 1994. Increases in lower margin management revenues in the US of $685,000 from HM Industries were offset by reduced revenue levels at the remaining operations. Gross margin levels and percentages increased as a result of improvements in the UK operations in the areas of management contract margins, cost reductions put into effect and elimination of operational costs for fixed wing aircraft owned by the Company. The performance of these operations has been and will continue to be primarily affected by demand for both helicopter and fixed wing charter within the UK market and between the UK and international destinations. Such demand may vary significantly from period to period.

      Flight operations for Dollar Air decreased by $1,847,000 or 27.5%, primarily due to the cessation of operations in overseas locations. During the first quarter of fiscal 1995, two of the aircraft owned and operated by Dollar Air in Peru were involved in accidents and rendered unserviceable. Revenues from flight operations for the year were reduced as a result. The excess of proceeds from insurance policies over book value on these aircraft amounted to $447,000 and is shown as other net revenues for the year ended September 30, 1995. Gross margins were reduced by $694,000 primarily as a result of reduced activity levels as well as from costs incurred in the discontinuance of the Company's operations in overseas locations.

      In August 1995, substantially all the business, assets and liabilities of Dollar Air was transferred to PLM Dollar Group Limited ("PDG"), in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of this transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited ("PLM"), were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. PDG is a company which was formed for the purpose of effecting these transactions. PDG operates a fleet of 15 helicopters from bases primarily in Scotland and England, and provides helicopter support services for industrial and utility applications in the United Kingdom. Accordingly, the operating results set forth above reflect consolidated operating results for Dollar Air, which was acquired in January 1994, for the nine months ended September 30, 1994 and for the eleven months ended August 31, 1995. The Company's 50% share in the operating results of PDG for the one month ended September 30, 1995 have not been consolidated but are shown under equity in jointly-owned company. The carrying value of the unamortized goodwill arising on the acquisition of Dollar Air was written off in fiscal 1995 in the amount of $1,338,000.


MAINTENANCE OPERATIONS

      Revenues from maintenance operations increased by $788,000 in fiscal 1995 as compared to fiscal 1994, primarily due to an increased volume of maintenance sales related to customer aircraft. Gross margin percentage from these operations declined in fiscal 1995 as compared to fiscal 1994 due to increased market competitiveness in the helicopter maintenance area. Revenues from maintenance operations are affected by the level of the Company's flight operations, which impact on the maintenance requirements for the Company's operational aircraft, thereby reducing available capacity for maintenance of customer aircraft.

AIRCRAFT SALES OPERATIONS

      Revenues from aircraft sales operations increased by $762,000 in fiscal 1995 as compared to fiscal 1994. Significant fluctuations in revenues and gross margin percentages from aircraft sales operations may occur from period to period based upon the role the Company takes in such transactions in which it is involved. For aircraft sales transactions in which the Company acts as principal, the Company records the full sales price of the aircraft as revenue and the cost of the aircraft as a charge to direct costs, resulting in a relatively low gross margin percentage. In other transactions, the Company may act strictly as a broker and record as revenue only the commissions on these sales transactions, generating a relatively high gross margin percentage. Consequently, the performance of these operations can best be gauged by the gross margins achieved for each period. Gross margins generated by aircraft sales operations have a material impact on the operating results of the Company and have historically varied significantly from period to period. The level of aircraft sales transactions is, to a significant degree, reflective of overall economic conditions.

FIXED BASE OPERATIONS

      Revenues from fixed base operations increased by $414,000 or 6.6% in fiscal 1995 as compared to fiscal 1994. This change is primarily attributable to an increase in the level of tenant occupancy and fuel sales volume at the Company's fixed base operation in Morristown, New Jersey. The performance of these operations to a significant degree is based upon the level of tenant occupancy with tenant leases ranging in term from less than a year to twelve years. High occupancy level for such facilities in the New York/New Jersey metropolitan area has allowed the financial performance of these operations to consistently improve during the last several years. Management anticipates that the financial performance of these operations will continue to improve in fiscal 1996.

1994 COMPARED TO 1993

      Revenues for fiscal 1994 increased to $33,093,000 as compared to revenues in fiscal 1993 of $25,771,000, an increase of $7,322,000 or 28.4%. This increase consisted of revenues from the operations of Dollar Air of $6,722,000 for the period subsequent to its date of acquisition and increased revenues from the Company's operations existing prior to the acquisition of Dollar Air ("historical operations") of $600,000. The increase in revenues from historical operations represents increased revenues from aircraft sales and fixed base operations offset by reduced revenues from historical flight and maintenance operations.

      Operating income for fiscal 1994 decreased to $364,000 as compared to $1,388,000 for fiscal 1993, a decrease of $1,024,000. This change resulted primarily from reductions in operating income of approximately $489,000 from the Company's historical UK flight operations and operating losses of approximately $343,000 from the acquired operations of Dollar Air. Additionally, the Company recorded a charge of $180,000 in fiscal 1994 to reduce to estimated fair market value the carrying value of an aircraft the Company has reclassified from fixed assets to aircraft held for resale and subsequently sold in 1995.

      Interest expense for fiscal 1994 increased to $1,432,000 as compared to $1,171,000 for fiscal 1993, an increase of $261,000 or 22.3%. This increase primarily represents the interest costs associated with the Debentures issued by the Company in December 1993 (see Liquidity and Capital Resources). The net proceeds obtained from this borrowing of approximately $2.2 million were primarily used for the acquisition and related costs of Dollar Air and to reduce balances outstanding under credit facilities of Dollar Air.

      In fiscal 1994, the Company refinanced a portion of its indebtedness to HM Holdings with the proceeds from the issuance of a $9.0 million Mortgage Note (see Liquidity and Capital Resources). In connection with this transaction, the Company recorded an extraordinary charge of $166,000 representing that portion of unamortized debt discount and issuance costs associated with the repaid indebtedness.

      The Company had a net loss of $1,397,000 for fiscal 1994 as compared to net income of $119,000 for fiscal 1993, a decrease in earnings of $1,516,000. The primary causes for this change in earnings were the decreased operating income for the Company's UK flight operations, operating losses and associated interest costs of Dollar Air and charges related to the writedown of aircraft and the refinancing of debt.

      The   Company's  ability  to  improve  earnings  is  primarily
dependent on  the  enhancement  of  revenues  and  margins  from its operations. The performance of each operation is affected by different market conditions and varies as to stability and degree of predictability. Below is a discussion of each of the Company's operating areas and the factors which have historically, and will continue, to affect performance.

FLIGHT OPERATIONS

      Revenues from historical flight operations decreased by $805,000 for fiscal 1994 as compared to fiscal 1993. The performance of these operations for fiscal 1994 was hindered by reduced demand for the Company's fixed wing charter services into Russia and Eastern European countries. Gross margin percentages for these operations decreased due to the allocation of the fixed cost associated with these operations over a lower revenue base and the mix of revenues in fiscal 1994 which included an increase in lower margin management revenues of approximately $1.0 million offset by a decrease in higher margin charter revenues of approximately $1.8 million.

      In the second quarter of fiscal 1994, Dollar Air began to provide support services in Venezuela to certain geological and mineral exploration companies. The financial performance of this operation failed to meet expectations due primarily to competition and regulatory and administrative barriers within Venezuela and, therefore, was discontinued in June 1994.

MAINTENANCE OPERATIONS

      Revenues from maintenance operations decreased by $677,000 in fiscal 1994 as compared to fiscal 1993, primarily due to a reduced volume of maintenance sales related to customer aircraft. Gross margin percentage from these operations improved in fiscal 1994 as compared to fiscal 1993 primarily representing the effect of the allocation of certain fixed maintenance costs over the historical maintenance operations and the additional operations initiated in support of Dollar Air aircraft.

AIRCRAFT SALES OPERATIONS

      Revenues from aircraft sales operations increased by $1,596,000 in fiscal 1994 as compared to fiscal 1993. As discussed above, significant fluctuations in revenues and gross margin percentages from aircraft sales operations may occur from period to period based upon the role the Company takes in such transactions in which it is involved.

FIXED BASE OPERATIONS

      Revenues from fixed base operations increased by $447,000 or 7.7% in fiscal 1994 as compared to fiscal 1993. This change is primarily attributable to an increase in the level of tenant occupancy and fuel sales volume at the Company's fixed base operation in Morristown, New Jersey.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1995, the Company had a working capital deficit of $2,748,000 and stockholders' equity of $203,000. The Company had net cash provided by operating activities of $1,878,000 in fiscal 1995 compared to net cash used in operating activities of $921,000 in fiscal 1994. This increase in cash flow from operating activities is primarily due to the disposal of company owned aircraft, reduced inventory and an increase in deferred revenue.

      The Company expects to continue meeting all of its obligations in the coming year by focusing on its established operations and generating additional cash funding from the refinancing of Company owned aircraft. In this regard, the Company recently transferred substantially all of the business, assets and liabilities of its Dollar Air subsidiary, which has incurred significant operating losses since its acquisition in January, 1994, to a newly formed joint venture, PDG. Additionally, it is not anticipated that any further cash investment by the Company will be required for this joint venture. In the coming fiscal year the Company will also seek to restructure its debt and preferred stock obligations in order to reduce its debt service and other fixed payment requirements and endeavor to raise additional capital through the sale of equity securities.

       Aircraft are financed primarily through short and medium term notes payable to banks and financing companies and are generally collateralized by such aircraft. The Company anticipates no material capital expenditures will be required in fiscal 1996.

      In December 1993, the Company completed an off-shore placement of $2,500,000 principal amount of 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures"). In January 1994, the net proceeds from this issuance of $2,186,000 were used to acquire Dollar Air, including acquisition related costs, and to reduce balances outstanding under credit facilities of Dollar Air. The Debentures are convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at a price of $3.75 per share. The Debentures may also be redeemed by the Company at any time or from time to time commencing July 1995, at the Company's option, in whole or in part at the redemption prices (expressed as percentages of the principal amount) ranging from 109% to 100%. Prior to December 31 of each of the years from 1996 to 1998, inclusive, the Company has agreed to pay to the trustee for the Debentures, as a sinking fund payment, cash in the amount of 1/3 of the aggregate principal amount of the issued Debentures, provided that Debentures converted or reacquired or redeemed by the Company may be used, at the principal amount thereof, to reduce the amount of any sinking fund payment.

Management anticipates that the initial sinking fund payment in December 1996, will be provided mainly from the proceeds generated from the refinancing of the Company's aircraft in September 1996.

      During the period from June 30, 1995 through January 22, 1996, the Company was not in compliance with the minimum net worth requirements of the Debenture Agreement. As of January 23, 1996, in connection with such requirements, a majority of the debenture holders agreed to waive any and all such net worth requirements for fiscal 1995 and 1996 and the first quarter of fiscal 1997. No assurances can be given as to the Company's ability to meet future net worth requirements under the Debenture Agreement or that additional waivers will be received at appropriate times.

      In June 1994, Lynton Properties, Inc., an indirect wholly-owned subsidiary of the Company ("Lynton Properties"), issued to Connecticut Mutual Life Insurance Company ("Connecticut Mutual") a $9,000,000 mortgage note at 6.69% due January 3, 2006 (the "Mortgage Note") with scheduled monthly payments of principal and interest. The Mortgage Note is secured by a Leasehold Mortgage and Security Agreement and an Assignment of Leases and Rents on a lease between a certain tenant and Lynton Properties relating to a hangar and office facility located at the Lynton Jet Centre.

      Pursuant to a Credit Agreement, as amended, entered into in August 1990 (the "Credit Agreement"), HM Holdings, Inc. an indirect wholly-owned subsidiary of Hanson PLC ("HM Holdings"), had provided secured debt financing in the aggregate amount of $17,000,000 to the Company and Lynton Jet Centre, Inc., a wholly-owned subsidiary of the Company ("Lynton Jet"). Specifically, in August 1990, HM Holdings made a $2,000,000 term loan to the Company (the "Company Term Loan"), a $10,800,000 term loan to Lynton Jet (the "Lynton Jet Term Loan") and provided a $4,200,000 revolving credit facility to Lynton Jet (the "Revolving Credit Loan" and, together with the Company Term Loan and the Lynton Jet Term Loan, collectively the "Loans"). In connection with the issuance of the Mortgage Note,
$8,000,000 of the net proceeds therefrom were applied to the repayment of the Loans. As a result, the Company Term Loan has been repaid in full, the principal payments on the Lynton Jet Term Loan have been made through the remaining payment of $2,906,000 due September 30, 1997, and the principal amount outstanding on the Revolving Credit Loans was reduced with the proceeds from the Mortgage Note to $3,000,000 which shall be due on September 30, 1997. At September 30, 1995, the amount outstanding under the Revolving Credit Loan was the maximum allowable balance of $3,200,000. Additionally, in October 1994, HM Holdings loaned the Company $500,000 under an additional revolving credit loan which is also repayable on September 30, 1997.

      The Loans, as amended, are secured by all of the capital stock of Lynton Jet and the Company's other domestic subsidiaries and 65% of the capital stock of the Company's foreign subsidiaries as well as certain of the assets and properties of the Company and each of its domestic subsidiaries, including a leasehold mortgage and assignment of certain rents on the Jet Centre facility. In addition, the Company's domestic subsidiaries have guaranteed the full and prompt payment of the Loans.

      The Credit Agreement with HM Holdings, as amended, requires prepayment of the Loans with the proceeds of certain asset sales and sales of stock by the Company, and requires prepayment of the Loans in the amount of any excess cash flow, as defined by the agreement, after the first $1,000,000 thereof. The Company is restricted by the terms of the Credit Agreement with HM Holdings, as amended, from additional mergers or acquisitions and from issuing debt or equity securities beyond specified levels. The Credit Agreement contains certain negative, affirmative and financial covenants and financial reporting requirements. During fiscal 1994, HM Holdings consented to the Company's placement of the Debentures, the acquisition of Dollar Air and the issuance of the Mortgage Note to Connecticut Mutual.

      On January 12, 1995, in connection with the minimum net worth requirements under the Credit Agreement, HM Holdings agreed to waive any and all such net worth requirements for fiscal 1994, fiscal 1995 and the first quarter of fiscal 1996. On January 5, 1996, in connection with these requirements, HM Holdings agreed to waive any and all such net worth requirements for the remainder of fiscal 1996 and the first quarter of fiscal 1997. Beginning in the second quarter of fiscal 1997, the Company will again be required to maintain a minimum net worth as specified in the Credit Agreement of $4,000,000. In addition the Company has received waivers of the interest coverage ratio requirements under the Credit Agreement for each quarter of the fiscal years ended September 30, 1995 and 1996.

No assurances can be given as to the Company's ability to meet future net worth and interest coverage ratio requirements under the Credit Agreement or that additional waivers will be received at appropriate times.

      The Company has 1,000 shares of Series C Convertible Preferred Stock and 2,000 shares of Series D Preferred Stock outstanding as a result of a financing transaction effected in December 1992. The Company paid total dividends of $214,000 related to the Series C and Series D Preferred Stocks during fiscal 1995.

      The Company has unused federal net operating loss carryforwards at September 30, 1995 of approximately $3,301,000, which expire through September 30, 2009. As a result of the Jet Centre acquisition and the related issuance of a warrant to HM Holdings, utilization of approximately $1,500,000 of the Company's net operating loss carryforwards is substantially restricted under
Section  382  of  the  Internal  Revenue  Code  of 1986, as amended.
Future realization of the restricted net operating loss carryforwards will be limited annually to an amount generally calculated by multiplying the value of the Company immediately preceding the issuance of the warrant to HM Holdings in August 1990, by the long-term tax exempt rate at that date.

      Inflation  has  not  significantly  impacted   the   Company's
operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        --------------------------------------------------------

      The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING
        ------------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

      None

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

      There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1996 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

      There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1996 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
         MANAGEMENT
         ----------

      There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

      There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1996 Annual Meeting of Stockholders.

                              PART IV
                              -------

ITEM  14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,  AND
          ----------------------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

(a) (1)(2) Consolidated Financial Statements and Financial Statement
Schedules.

      The Consolidated Financial Statements and Schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Schedules annexed hereto and made a part hereof.

(a) (3) Exhibits.

      3.1   Registrant's restated certificate of incorporation (7)

      3.2   Registrant's by-laws1(1)

      4.1   Certificate of Designations of Series C Convertible
            Preferred Stock and Series D Preferred Stock with filing receipt (2)

      4.2   Warrant dated August 14, 1990 issued to HM Holdings,
            Inc. (3)

      4.3   Warrant dated December 22, 1992 issued to HM Holdings,
            Inc. (2)

      4.4   Warrant dated December 22, 1992 issued to HM Holdings,
            Inc. (2)

      4.5 Indenture dated as of December 21, 1993 between the Registrant and American Stock Transfer & Trust Company, as Trustee, relating to Registrant's 10% Senior
            Subordinated Convertible Debentures due December 31,
            1998, together with form of Debenture (7)

      10.1  Ground Lease for premises at Morristown Municipal
            Airport, Morristown, New Jersey (4)

      10.2  Employment Agreement dated June 1, 1993 with Christopher
            Tennant (5)

      10.3  1993 Stock Option Plan (5)

      10.4  Share Purchase Agreement dated January 13, 1994 among
            Lynton Group, Inc., Lynton Group Limited and all of the shareholders of Dollar Air Services Limited (6)

      21.0  Lynton Group, Inc., parent and subsidiaries (7)

      99.1  Credit Agreement dated as of August 14, 1990 (the
            "Credit Agreement") among the Registrant and Lynton Jet Centre, Inc., as Borrowers and Guarantors, and HM
            Holdings, Inc., as Lender (3)

      99.2 Amendment to Credit Agreement dated July 26, 1991 among Lynton Group, Inc., Lynton Jet Centre, Inc. and HM
            Holdings, Inc. (1)

      99.3  Second Amendment to Credit Agreement dated January 3,
            1992 among Lynton Group, Inc., Lynton Jet Centre, Inc. and HM Holdings, Inc. (1)

      99.4 Third Amendment to Credit Agreement dated December 22, 1992 among Lynton Group, Inc., Lynton Jet Centre, Inc. and HM Holdings, Inc. (2)

      99.5  Fourth Amendment to Credit Agreement dated August 12,
            1994 among Lynton Group, Inc., Lynton Jet Centre, Inc., HM Holdings, Inc. and Hanson America Inc. (7)

      99.6 Recapitalization Agreement dated as of December 22, 1992 by and among Lynton Group, Inc., Lynton Jet Centre,
            Inc., HM Holdings, Inc., Brae Group, Inc., James G.
            Niven and Task Holdings, Inc. (2)

      99.7  Warrant Purchase Agreement dated December 22, 1992
            between Lynton Group, Inc. and HM Holdings, Inc. (2)

      99.8 Stockholders' Agreement dated as of August 14, 1990 by and among the Registrant, HM Holdings, Inc. and Christopher Tennant (3)

      99.9  First Amendment to Stockholders' Agreement dated
            December 22, 1992 by and among Lynton Group, Inc., HM
            Holdings, Inc., Brae Group, Inc., James Niven and Task Holdings, Inc. (2)

      99.10 Note Agreement dated as of June 22, 1994 between Lynton Properties, Inc. and Connecticut Mutual Life Insurance Company relating to a $9.0 million 6.69% mortgage note due January 3, 2006 (7)

      99.11 Business Acquisition Agreement between Dollar Air
            Services Limited and PLM Dollar Group Limited
            _____________________


(1)   Filed as an exhibit to the Company's Annual Report on Form 10-
      K  for  the  fiscal  year  ended  September  30,   1991,   and
      incorporated by reference herein.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, dated December 22, 1992, and incorporated by reference herein.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, dated August 14, 1990, and incorporated by reference herein.

(4)   Filed as an exhibit to the Company's Annual Report on Form 10-
      K  for  the  fiscal  year  ended  September   30,   1990,  and
      incorporated by reference herein.

(5)   Filed as an exhibit to the Company's Annual Report on Form 10-
      K   for   the  fiscal  year  ended  September  30,  1993,  and
      incorporated by reference herein.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K, dated January 13, 1994, and incorporated by reference herein.

(7) Filed as an exhibit to the Company's Current Report on Form 10-K for the fiscal year ended September 30, 1994, and incorporated by reference herein.

(b) Reports on Form 8-K.

            Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

                          FINANCIAL
ITEMS                     STATEMENTS           DATE
REPORTED                  FILED                OF REPORT

Transfer of business,      None                September 5, 1995
assets and liabilities of
Dollar Air to PDG

(c) Exhibits.

            See Item 14(a)(3) above.

(d) See Index to Consolidated Financial Statements and Schedules annexed hereto and made a part hereof.

                             SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LYNTON GROUP, INC.
                              (Registrant)


                              By:   /S/ CHRISTOPHER TENNANT
                              Christopher Tennant,
                              President

                              Date:    1/15/96

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

SIGNATURE                 TITLE                         DATE



/S/ CHRISTOPHER TENNANT  President, Chief Executive      1/15/96
Christopher Tennant      Officer, Director (Principal
                         Executive Officer)


/S/ RICHARD HAMBRO      Co-Chairman of the Board         1/15/96
Richard Hambro          Director


/S/ JAMES G. NIVEN      Co-Chairman of the Board         1/15/96
James G. Niven          Assistant Treasurer, Director


/S/ MANUS O'DONNELL     Secretary, Treasurer and         1/15/96
Manus O'Donnell         Chief Financial Officer
                        (Principal Financial Officer)


/S/ NICHOLAS R. H. TOMS Assistant Secretary,             1/15/96
Nicholas R. H. Toms     Director


/S/ MARK A. ALEXANDER   Director                         1/15/96
Mark A. Alexander


/S/ GEORGE H. HEMPSTEAD, III Director                    1/15/96
George H. Hempstead, III

      Lynton Group, Inc. and Subsidiaries

Index to Consolidated Financial Statements and
                   Schedules

                  September 30, 1995




                       CONTENTS


Report of Independent Auditors.................F-l

Consolidated Financial Statements

Consolidated Balance Sheets....................F-2
Consolidated Statements of Operations..........F-4
Consolidated Statements of Changes in Stockholders'
Equity.........................................F-5
Consolidated Statements of Cash Flows..........F-7
Notes to Consolidated Financial Statements.....F-8

Schedules

Report of Independent Auditors................F-26
Schedule II-Valuation and Qualifying Accounts.F-27


Schedules other than those listed above are omitted since they are not required, are not applicable or the information is included in the consolidated financial statements and notes thereto.

                Report of Independent Auditors


The Board of Directors and Stockholders
Lynton Group, Inc.

We have audited the accompanying consolidated balance sheets of Lynton Group, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynton Group, Inc. and subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


                                     /s/ Ernst & Young LLP

MetroPark, New Jersey
December 21, 1995, except for the seventh and seventeenth paragraphs of Note 4, as to which the dates are January 5, 1996 and January 23, 1996, respectively

                     Lynton Group, Inc. and Subsidiaries

                        Consolidated Balance Sheets



                                                  September 30
                                          1995                1994
Assets
Current assets:
Cash                                         $137,322             $143,689
Accounts receivable (net of
allowance for doubtful accounts of          1,948,368            2,652,374
$22,000 in 1995 and $291,000 in
1994)
Due from affiliate                            156,396              408,775
Inventories                                 1,019,810            1,595,933
Aircraft held for resale                            -            1,593,609
Prepaids and other current assets             299,181              287,947
Total current assets                        3,561,077            6,682,327
Property, plant and equipment:
Aircraft                                    1,208,117            4,158,540
Buildings                                  14,082,497           14,077,916
Furniture and equipment                     1,137.008            1,383,637
Motor vehicles                                357,164              343,863
Leasehold improvements                        495,892              384,678
                                           17,280,678           20,348,634
Less accumulated depreciation and           3,453,387            2,991,865
amortization
                                           13,827,291           17,356,769
Due from affiliate                            191,308              191,308
Funds held in escrow                          150,000              150,000
Investment in jointly-owned                 1,201,248                    -
company
Long-term ground lease, less
accumulated amortization of                 2,051,351            2,110,096
$299,000 in 1995 and $240,000 in
1994
Goodwill, less accumulated
amortization of $396,000 in 1995            2,284,408            4,476,815
and $406,000 in 1994
Other assets and deferred charges,
less accumulated amortization of              656,257              768,967
$161,000 in 1995 and $57,000 in
1994
                                          $23,922,940          $31,736,282

SEE ACCOMPANYING NOTES.

                   Lynton Group, Inc. and Subsidiaries

                       Consolidated Balance Sheets



                                                   SEPTEMBER 30
                                             1995                1994
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facilities                      $240,533         $1,891,179
Notes payable to affiliate                              -             67,571
Accounts payable                                2,530,548          3,264,166
Accrued expenses                                1,419,380          2,175,823
Advances from customers                           107,199             80,571
Current portion of capital lease                   26,701             59,003
obligations
Current portion of long-term debt                 924,580          2,134,247
Deferred revenue                                1,059,904            799,978
Total current liabilities                       6,308,845         10,472,538
Obligations under capital leases                   18,487             72,012
Long-term debt                                 17,392,361         18,260,034
Deferred income taxes                                   -            197,125
Commitments and contingencies

Stockholders' equity:
Preferred Stock, authorized 3,000,000
shares:
Series C Convertible Preferred Stock
par value $.01 a share; issued and                     10                 10
outstanding 1,000 shares
Series D Preferred Stock, par value
$.01 a share; issued and outstanding                   20                 20
2,000 shares
Common Stock, par value $.30 a share:
Authorized 10,000,000 shares; issued
and outstanding 1,957,177 shares in               587,153            587,153
1995 and 1994
Additional paid-in capital                      8,321,055          8,321,055
Accumulated deficit                           (8,624,285)        (6,089,708)
Translation adjustment                           (80,709)           (83,957)
Total stockholders' equity                        203,244          2,734,573
                                              $23,922,940        $31,736,282

SEE ACCOMPANYING NOTES.

                      Lynton Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations



                                         YEAR ENDED SEPTEMBER 30
                               1995             1994             1993
Net revenue:
Flight operations             $17,911,051      $19,675,837       $13,759,361
Maintenance operations          5,290,253        4,501,643         5,178,737
Aircraft sales                  3,287,761        2,525,779           930,435
operations
Fixed base operations           6,702,505        6,288,429         5,840,262
Other                             446,751          101,800            61,877
                               33,638,321       33,093,488        25,770,672
Expenses:
Direct costs of
operations:
Flight operations              16,428,966       18,017,859        12,546,998
Maintenance and aircraft        7,242,413        5,533,472         4,760,699
sales operations
Fixed base operations           4,023,434        3,698,958         3,318,015
Writedown in value of                   -          180,000                 -
aircraft held for resale
                               27,694,813       27,430,289        20,625,712
Selling, general and            3,823,413        4,006,147         2,745,133
administrative
Depreciation                      932,603        1,071,885           885,410
Amortization of ground            200,280          220,584           126,504
lease and goodwill
Writedown of goodwill           1,338,302                -                 -
Operating (loss) income         (351,090)          364,583         1,387,913

Amortization of debt              139,450          135,032            87,996
discount and issuance
costs
Interest expense                1,772,028        1,431,959         1,171,243
Equity in loss of                  57,585                -                 -
jointly-owned company
(Loss) income before
income tax provision and
extraordinary item            (2,320,153)      (1,202,408)           128,674
Income tax provision                    -           28,175             9,926
(Loss) income before
extraordinary item            (2,320,153)      (1,230,583)           118,748

Extraordinary
item-charges related to                 -        (166,000)                 -
early extinguishment of
debt
Net (loss) income             (2,320,153)      (1,396,583)           118,748

Less dividends on               (214,424)        (178,029)         (135,866)
Preferred Stocks
Net loss attributable to     $(2,534,577)     $(1,574,612)         $(17,118)
Common Stock

Average number of common        1,957,177        1,932,676         1,692,518
shares outstanding
Net loss per common               $(1.30)           $(.72)            $(.01)
share before
extraordinary item
Extraordinary item                      -            (.09)                 -
Net loss per common               $(1.30)           $(.81)            $(.01)
share

SEE ACCOMPANYING NOTES.

         Lynton Group, Inc. and Subsidiaries

 Consolidated Statements of Changes in Stockholders'
                        Equity

        YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                     SERIES C
                    CONVERTIBLE           SERIES D
                  PREFERRED STOCK      PREFERRED STOCK      COMMON STOCK
                 SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT
Balance at                                              1,037,056 $311,117
September 30,
1992
Issuance of
Series C            1,000       $10
Convertible
Preferred Stock
Issuance of                             2,000       $20
Series D
Preferred Stock
Exercise of
warrant to                                                848,454  254,536
purchase Common
Stock
Value of stock
warrant ("New
Warrant")
issued to HM
Holdings, Inc.
Net income for
year ended
Sept. 30, 1993
Dividends on
Preferred
Stocks
Translation
adjustment at
Sept. 30, 1993
Balance at          1,000        10     2,000        20 1,885,510  565,653
September
30,1993
Issuance of
shares of
Common Stock
related to                                                 71,667   21,500
acquisition of
Dollar Air
Services
Limited and
related
minority
interest
Net loss for
year ended
September 30,
1994
Dividends on
Preferred
Stocks
Translation
adjustment at
Sept. 30, 1994
Balance at          1,000        10     2,000        20 1,957,177  587,153
September 30,
1994
Net loss for
year ended
Sept. 30, 1995
Dividends on
Preferred
Stocks
Translation
adjustment at
Sept. 30, 1995
Balance at          1,000       $10     2,000       $20 1,957,177 $587,153
September 30,
1995

SEE ACCOMPANYING NOTES.

          Lynton Group, Inc. and Subsidiaries

  Consolidated Statements of Changes in Stockholders'
                   Equity (Continued)

         YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                      Additional                                      Total
                        Paid-In      Accumulated    Translation   Stockholders'
                        Capital        Deficit      Adjustment       Equity
Balance at               $4,654,125  $(4,497,978)        $15,788       $483,052
September 30, 1992
Issuance of Series
C Convertible               949,990                                     950,000
Preferred Stock
Issuance of Series        1,907,980                                   1,908,000
D Preferred Stock
Exercise of warrant
to purchase Common          597,040                                     851,576
Stock
Value of stock
warrant ("New                89,670                                      89,670
Warrant") issued to
HM Holdings, Inc.
Net income for year                       118,748                       118,748
ended Sept. 30,
1993
Dividends on                            (135,866)                     (135,866)
Preferred Stocks
Translation                                             (88,078)       (88,078)
adjustment at Sept.
30, 1993
Balance at                8,198,805   (4,515,096)       (72,290)      4,177,102
September 30, 1993
Issuance of shares
of Common Stock
related to
acquisition of              122,250                                     143,750
Dollar Air Services
Limited and related
minority interest
Net loss for year                     (1,396,583)                   (1,396,583)
ended Sept. 30,
1994
Dividends on                            (178,029)                     (178,029)
Preferred Stocks
Translation                                             (11,667)       (11,667)
adjustment at Sept.
30, 1994
Balance at                8,321,055   (6,089,708)       (83,957)      2,734,573
September 30, 1994
Net loss for year                     (2,320,153)                   (2,320,153)
ended Sept. 30,
1995
Dividends on                            (214,424)                     (214,424)
Preferred Stocks
Translation                                                3,248          3,248
adjustment at Sept.
30, 1995
Balance at               $8,321,055  $(8,624,285)      $(80,709)       $203,244
September 30, 1995

SEE ACCOMPANYING NOTES.

          Lynton Group, Inc. and Subsidiaries

          Consolidated Statements of Cash Flows




                                           YEAR ENDED SEPTEMBER 30
                                     1995            1994          1993
CASH FLOWS
FROM
OPERATING
ACTIVITIES
Net (loss)                         $(2,320,153)   $(1,396,583)      $118,748
income
Adjustments
to reconcile
net (loss)
income to
net cash
provided by
(used in)
operating
activities:
Depreciation                          1,272,333      1,427,501     1,099,910
and
amortization
Equity in                                57,585              -             -
loss of
jointly-
owned
company
Extraordinary                                 -        166,000             -
item
Writedown in                                  -        180,000             -
value of
aircraft
held for
resale
Writedown of                          1,338,302              -             -
goodwill
Changes in
certain
assets and
liabilities,
excluding
effect from
acquisitions
and
divestitures:
Accounts                                 20,510      (399,154)       124,845
receivable
Due from                                229,530      (131,712)     (153,475)
(to)
affiliates
Inventories                             346,418       (16,425)     (122,323)
Aircraft                              1,605,635              -       297,004
held for
resale
Prepaids and                           (33,799)       (97,904)      (18,665)
other
current
assets
Accounts                              (923,672)      (714,768)       390,934
payable and
accrued
expenses
Advances                                285,793         62,437     (350,874)
from
customers
and deferred
revenue
Net cash                              1,878,482      (920,608)     1,386,104
provided by
(used in)
operating
activities

CASH FLOWS
FROM
INVESTING
ACTIVITIES
Cash paid
for shares                                    -      (800,495)             -
of Dollar
Air Services
Limited and
related
acquisition
costs
Capital                               (425,357)      (747,829)      (79,550)
expenditures
Disposal of                           1,017,114              -             -
fixed assets
Other                                         -              -      (67,870)
Net cash                                591,757    (1,548,324)     (147,420)
provided by
(used in)
investing
activities

CASH FLOWS
FROM
FINANCING
ACTIVITIES
Dividends on                          (214,424)      (178,029)     (135,866)
Preferred
Stocks
Proceeds
from                                          -      2,186,425             -
issuance of
senior
subordinated
convertible
debt, net of
issuance
costs
Proceeds
from                                          -      8,359,674             -
issuance of
6.69%
mortgage
note, net of
issuance
costs and
escrow funds
Repayment of                                  -    (7,342,500)             -
debt to HM
Holdings,
Inc.
Proceeds of                             500,000              -             -
borrowings
from HM
Holdings,
Inc.
Proceeds                                      -              -     2,900,000
from
issuance of
Series C
and D
Preferred
Stocks
Proceeds                                      -              -       851,576
from
exercise of
warrant to
purchase
Common Stock
Repayment of                        (2,607,396)      (292,923)   (4,140,984)
long-term
debt
Proceeds                                      -         50,776             -
from notes
payable
Repayment of                                  -              -     (709,828)
notes
payable
Repayment of                           (68,081)       (91,685)      (31,076)
note payable
- affiliate
Decrease in                            (86,705)      (345,858)      (88,053)
capital
lease
obligations
Net cash                            (2,476,606)      2,345,880   (1,354,231)
(used in)
provided by
financing
activities
DECREASE IN
CASH                                    (6,367)      (123,052)     (115,547)
Cash,                                   143,689        266,741       382,288
beginning of
year
Cash, end of                           $137,322       $143,689      $266,741
year

SEE ACCOMPANYING NOTES.

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Lynton Group, Inc. and its directly and indirectly wholly-owned subsidiaries (the "Company"), Lynton Jet Centre, Inc. ("Lynton Jet"); Lynton Aviation, Inc.; Lynton Aviation Services, Inc.; Ramapo Helicopters, Inc.; LynStar Aviation, Inc. ("LynStar"); Lynton Properties, Inc. ("Lynton Properties"); Lynton Group Limited ("Limited"); Lynton Aviation Limited; European Helicopters Limited ("EHL"); Dollar Air Services Limited ("Dollar Air") (see Note 3); Black Isle Helicopters Limited ("Black Isle"); Helicopters Dollar Interamericas SA and Dollar Air's 70% owned subsidiary, Servicios de Helicopteros SA. All significant intercompany accounts and transactions have been eliminated in consolidation.

PRINCIPAL BUSINESS ACTIVITY

The Company and its subsidiaries are engaged primarily in the performance of aviation sales and services in the United States and the United Kingdom. Services include the charter, management and operation of aircraft for corporate, industrial and utility applications ("flight operations"); maintenance of aircraft ("maintenance operations"); sale and brokerage of aircraft ("aircraft sales operations"); and hangarage and refueling of aircraft ("fixed base operations"). Additionally, as part of the Company's flight operations, the Company provided industrial and utility helicopter support services to customers in South America and other international markets, until and including the first quarter of the fiscal year ended September 30, 1995.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Net losses, as indicated in the accompanying financial statements, have been incurred during the years ended September 30, 1995 and 1994, and as of September 30, 1995, the Company's current liabilities exceeded its current assets by approximately $2,748,000.

The Company expects to continue meeting all of its obligations in the coming year by focusing on its established operations and generating additional cash funding from the refinancing of Company owned aircraft. In this regard, the Company recently transferred substantially all of the business, assets and liabilities of its Dollar Air subsidiary, which has incurred significant operating losses since its acquisition in January, 1994, to a newly formed joint venture, PLM Dollar Group Limited ("PDG") (see Note 3). Additionally, it is not anticipated that any further cash investment by the Company will be required for this joint venture. In the coming fiscal year the Company will also seek to restructure its debt and preferred stock obligations in order to reduce its debt service and other fixed payment requirements and endeavor to raise additional capital through the sale of equity securities.

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994, AND 1993



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues for maintenance and flight operations are recognized when services have been performed. Revenues related to aircraft sales and commissions are recognized at the time title is transferred. Rental revenues related to tenant leases are recognized pursuant to the terms of the respective leases. Maintenance projects are accounted for on the percentage of completion method. Revenues are recognized based upon that percentage of the total contract price that costs incurred bear to total estimated costs at completion. Anticipated contract losses are recognized in full when reasonably determinable.

AIRCRAFT HELD FOR RESALE AND INVENTORIES

Aircraft held for resale and inventories (principally parts) are valued at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives indicated below. A residual balance of 25% is used in the calculation of depreciation for aircraft:

Aircraft                            10-15 years
Building                               40 years
Furniture and equipment                 5 years
Motor vehicles                          5 years
Leasehold improvements            Term of lease

GROUND LEASE, DEFERRED CHARGES AND GOODWILL

Ground lease and deferred charges in connection with the acquisition of the assets of the Linpro Jet Centre in 1990 and its related financing (as described in Note 4), are being amortized on a
straight-line   basis   over   terms   of  forty  and  seven   years,
respectively.

Goodwill resulting from the excess of the purchase price over the net assets of businesses acquired is being amortized over a forty-year period on the straight-line method. The carrying value of the goodwill is reviewed if the facts and circumstances suggest that it may be permanently impaired. Such review is based upon the undiscounted expected future operating profit derived from such businesses and, in the event such result is less than the carrying value of the goodwill, the carrying value of the goodwill would be reduced to an amount that reflects the expected future benefit.

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", in the fourth quarter of fiscal 1993. SFAS No. 109 requires an asset and liability approach to accounting for income taxes and establishes less restrictive criteria for recognizing deferred tax assets. Deferred income tax assets and liabilities arise from differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received. Deferred income taxes are provided with respect to items of income and expense which enter into the determination of taxable income in years other than those in which they are recognized for financial reporting purposes.

DEBT DISCOUNT

Long-term debt has been reduced by a debt discount amount of $72,000 and $108,000 at September 30, 1995 and 1994, respectively, to reflect the difference between the interest rate related to the HM Holdings, Inc. ("HM Holdings") financing (see Note 4) and market interest. This discount is being amortized using the interest method over the term of the debt.

FOREIGN CURRENCY TRANSLATIONS

Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the foreign currency translation adjustment component of stockholders' equity. Gains and losses realized from foreign currency transactions resulted in gains of $152,000 and $149,000 and a loss of $16,000 in 1995, 1994 and 1993, respectively, and are included in the consolidated statements of operations.

EARNINGS PER SHARE

Income (loss) per common share is computed by dividing the net income
(loss) attributable to Common Stock by the weighted average number of shares of Common Stock and other common stock equivalents outstanding during the year, unless the effect of including such common stock equivalents would be anti-dilutive.

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



2.  STOCKHOLDERS' EQUITY

On June 1, 1994, the shareholders of the Company approved amendments to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.05 per share, of the Company from 20,000,000 to 60,000,000 and to effectuate a reverse split of one-for-six of the Company's Common Stock which reduced the number of authorized shares from 60,000,000 to 10,000,000 and increased the par value per share from $.05 to $.30. Such reverse split became effective June 2, 1994. All references to shares of Common Stock and earnings per share herein have been adjusted to reflect the effect of the reverse stock split.

Pursuant to a Recapitalization Agreement dated as of December 22, 1992 among the Company, Lynton Jet, HM Holdings, a director of the Company and two additional investors, (i) the Company sold in aggregate to the director and two additional investors 1,000 shares of Series C Convertible Preferred Stock of the Company for $1,000,000 in cash, (ii) HM Holdings (a) purchased 2,000 shares of Series D Preferred Stock of the Company for $2,000,000 in cash to be applied to reduce the Company's indebtedness to HM Holdings, (b) exercised a portion of its Original Warrant (as defined in Note 4) for 848,455 shares of


Common Stock of the Company for an exercise price of $851,577 in cash to be applied to reduce the Company's indebtedness to HM Holdings, and (c) consented to certain amendments to the Credit Agreement in consideration for the issuance to HM Holdings of the New Warrant to purchase up to an additional 99,634 shares of Common Stock of the Company for $.30 per share (see Note 4).

The Series C Convertible Preferred Stock (i) pays a semi-annual dividend payable out of the assets of the Company legally available therefor at the rate of $30 per share, (ii) is convertible at any time at the option of each of the purchasers of the Series C Convertible Preferred Stock into an aggregate of 677,779 shares of Common Stock, (iii) has voting rights as if such shares had been converted into Common Stock, (iv) is convertible at the Company's option after ten years, and (v) has no mandatory or optional redemption rights. HM Holdings waived its right to receive prepayment of the loans from the proceeds of the sale of the Series C Convertible Preferred Stock. The Company paid dividends on its Series C Convertible Preferred Stock aggregating $60,000 in both fiscal 1995 and 1994.

The Series D Preferred Stock (i) pays a quarterly cumulative dividend out of the assets of the Company legally available therefor at a rate equal to the average interest rate per annum borne by the Loans outstanding under the Credit Agreement with HM Holdings, (ii) is non-convertible, (iii) has no voting rights, and (iv) has no mandatory or optional redemption rights. The Company paid dividends on the Series D Preferred Stock of approximately $154,000 and $118,000 in fiscal 1995 and 1994, respectively.

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



3.  ACQUISITION AND TRANSFER

ACQUISITION OF DOLLAR AIR SERVICES LIMITED

Pursuant to a Share Purchase Agreement dated January 13, 1994 (the "Dollar Purchase Agreement") among the Company, Limited, a wholly-owned subsidiary of the Company and all of the shareholders (the "Dollar Shareholders") of Dollar Air, a company organized under the laws of England, the Company through Limited acquired on such date all of the issued and outstanding shares of capital stock of Dollar Air. At the time of the Dollar Air acquisition, Dollar Air owned a 75% equity interest in Black Isle. In September 1994, the remaining 25% of its capital stock was acquired by the Company.

The consideration paid related to the above transactions was 424,000 Pounds Sterling (approximately $642,000) (including certain expenses of the Dollar Shareholders) paid in cash and 71,667 shares of Common Stock of the Company.

TRANSFER OF DOLLAR AIR SERVICES LIMITED

In August 1995, pursuant to a Business Transfer Agreement with PDG, a company organized under the laws of Scotland, substantially all the business, assets and liabilities of Dollar Air and Black Isle were transferred to PDG in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of the transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited, a company organized under the laws of Scotland ("PLM") were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. PDG operates a fleet of 15 helicopters from bases primarily in Scotland and England, and provides helicopter support services for industrial and utility applications in the United Kingdom. Accordingly, the Company's net investment in PDG at September 30, 1995 is shown as investment in jointly-owned company in the accompanying consolidated balance sheet and the Company's proportionate share of the results of operations of PDG since the transfer date are reflected in the accompanying consolidated statement of operations under the equity method of accounting.

In  connection  with  this  transfer,  the  carrying  value  of   the
unamortized goodwill arising on the acquisition of Dollar Air was written off in fiscal 1995 and amounted to approximately $1,338,000.

4.  FINANCING/STOCK WARRANT

Simultaneous with the acquisition of the Jet Centre in 1990 the Company and its wholly-owned subsidiary, Lynton Jet, entered into a Credit Agreement dated August 14, 1990 ("the Credit Agreement") with HM Holdings in order to provide the Company and Lynton Jet with funds to be used in part to finance the Jet Centre Acquisition and to finance a portion of the ongoing working capital needs of the Company and the Jet Centre. The Credit Agreement financing consisted of term loans in the amount of $2,000,000 and $10,800,000 to the Company and Lynton Jet, respectively, and a revolving credit facility to Lynton Jet which provided for up to $4,200,000 in borrowings (together, the "Loans"). The Company and Lynton Jet

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             SEPTEMBER 30, 1995, 1994 AND 1993



4.  FINANCING/STOCK WARRANT (CONTINUED)

have guaranteed the obligations of each other under the Credit Agreement. HM Holdings is an indirect wholly owned subsidiary of Hanson plc.

The Loans, as amended, are secured by all of the capital stock of Lynton Jet and the Company's other domestic subsidiaries and 65% of the capital stock of the Company's foreign subsidiaries, as well as certain of the assets and properties of the Company and each of its domestic subsidiaries, including a leasehold mortgage and assignment of certain rents on the Jet Centre facility. In addition, the Company's domestic subsidiaries have guaranteed the full and prompt payment of the Loans. The Loans require compliance with certain covenants which require, among other things, maintaining a minimum net worth balance, interest coverage ratio and restrict capital expenditures and prohibit the payment of dividends to stockholders.

The Credit Agreement with HM Holdings, as amended, requires prepayment of the Loans with the proceeds of certain asset sales and sales of stock by the Company, and requires prepayment of the Loans in the amount of any excess cash flow, as defined in the Credit Agreement, after the first $1,000,000 thereof. Interest on the Loans is payable quarterly at a rate equal to Prime plus 1.51% or, at the election of the Company, at the Eurodollar LIBOR rate plus 3.26%.

In connection with the June 22, 1994 issuance of the Mortgage Note discussed below, $8,000,000 of the net proceeds therefrom were applied to the repayment of the Loans. As a result, the Company term loan has been repaid in full, the principal payments on the Lynton Jet term loan have been made through the remaining payment of $2,905,923 due September 30, 1997, and the principal amount outstanding under the revolving credit facility was reduced to
$3,000,000, which is also due on September 30, 1997.   The
Company recorded an extraordinary charge during the year ended September 30, 1994 of $166,000, representing the unamortized debt discount and issuance costs related to the repaid portion of the Loans.

On August 12, 1994, to reflect certain agreements entered into in connection with HM Holdings' consent to the issuance of the Mortgage Note and Hanson America's agreement to provide the Hanson America Guaranty, the Credit Agreement was amended pursuant to a Letter Agreement among the Company, Jet Centre, HM Holdings and Hanson America (the "Fourth Amendment"). The Fourth Amendment principally provides for the reduction of the maximum aggregate amount of the revolving credit facility from $4,200,000 to $3,200,000, unless HM Holdings otherwise agrees in writing, and the addition of 100 basis points to the interest rates applicable to the Loans.

In October 1994, HM Holdings loaned the Company an additional $500,000 under an additional revolving credit facility, increasing the aggregate amount of the revolving credit facility to $3,700,000.

On January 12, 1995, in connection with the minimum net worth requirements under the Credit Agreement, HM Holdings agreed to waive any and all such net worth requirements for fiscal 1994, fiscal 1995 and the first quarter of fiscal 1996. On January 5, 1996, in connection with these requirements, HM Holdings

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



4.  FINANCING/STOCK WARRANT (CONTINUED)

agreed to waive any and all such net worth requirements for the remainder of fiscal 1996 and the first quarter of fiscal 1997. Beginning in the second quarter of fiscal 1997, the Company will again be required to maintain a minimum net worth as specified in the Credit Agreement of $4,000,000. In addition the Company has received waivers of the interest coverage ratio requirements under the Credit Agreement for each quarter of the fiscal years ended September 30, 1995 and 1996 and the first quarter of fiscal 1997. No assurances can be given as to the Company's ability to meet future net worth requirements under the Credit Agreement or that additional waivers will be received at appropriate times.

WARRANT

In connection with the execution of the Credit Agreement, the Company issued to HM Holdings a Warrant (the "Original Warrant") to purchase 996,334 shares of Common Stock. The Original Warrant is exercisable at any time during the period in which the Loans are outstanding, and for a period of 90 days after repayment of the Loans, at an exercise price of $1,000,000 in the aggregate. The Original Warrant has been valued at the estimated fair market value of the shares, at the date of grant, to be received, less the exercise price. On December 22, 1992, HM Holdings exercised a portion of the Original Warrant (see Note 2).

In connection with an amendment to the Credit Agreement, the Company and HM Holdings entered into a warrant purchase agreement dated as of December 22, 1992 pursuant to which the Company issued to HM Holdings an additional warrant (the "New Warrant") to purchase up to 99,634 shares of the Company's Common Stock at a price of $.30 per share at any time. The number of shares of Common Stock for which the New Warrant and the price at which such shares may be purchased is subject to adjustment upon the occurrence of certain events.

Concurrently with the delivery of the Original Warrant, HM Holdings, the Company and Christopher Tennant, a director and Chief Executive Officer of the Company, executed a Stockholders' Agreement that provides for certain rights of first refusal, rights of inclusion and rights to compel sales in connection with certain sales of securities of the Company by HM Holdings and Mr. Tennant. The Stockholders' Agreement further provides that upon exercise of the Original Warrant and as long as HM Holdings beneficially owns at least 25% of the outstanding shares of Common Stock of the Company, the Board of Directors of the Company shall consist of nine directors and HM Holdings shall have the right to nominate four directors. In connection therewith, Mr. Tennant has agreed in the Stockholders' Agreement to vote his shares for the nominees of HM Holdings, as directors. In addition, HM Holdings has agreed to vote its shares for Mr. Tennant, as a director, so long as Mr. Tennant owns not less than 5% of the outstanding shares of Common Stock of the Company.

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



4.  FINANCING/STOCK WARRANT (CONTINUED)

THE CONNECTICUT MUTUAL MORTGAGE NOTE

On June 22, 1994, Lynton Properties issued to Connecticut Mutual Life Insurance Company ("Connecticut Mutual") a $9,000,000, 6.69% mortgage note due January 3, 2006 (the "Mortgage Note") with scheduled monthly payments of principal and interest. The Mortgage Note is secured by a Leasehold Mortgage and Security Agreement and an Assignment of Leases and Rents, each dated June 22, 1994, on a lease between a certain tenant and Lynton Properties relating to a hangar and office facility located on the property at the Jet Centre.

In addition, the obligations of Lynton Properties under the Mortgage Note are guaranteed by Lynton Jet pursuant to a Guaranty Agreement dated June 22, 1994, between Lynton Jet and Connecticut Mutual (the "Jet Centre Guaranty"). Similarly, the obligations of Lynton Jet under the Jet Centre Guaranty, other than certain environmental and related obligations, are guaranteed by Hanson America, Inc., an indirect wholly-owned subsidiary of Hanson plc ("Hanson America"), pursuant to a Guaranty Agreement dated June 22, 1994, between Hanson America and Connecticut Mutual (the "Hanson America Guaranty"). Further, Hanson America received a one-time fee of $100,000 in connection with the issuance of the Hanson America Guaranty.

At September 30, 1995 and 1994, the Company had $150,000 in funds held in escrow as additional security to the Mortgage Note.

10% SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

In December 1993, the Company completed an off-shore placement of $2,500,000 principal amount of 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures"). With regard to the use of proceeds from such offering, the Company agreed that the net proceeds of approximately $2,200,000 would be used for the purpose of making acquisitions of other companies in the aviation services industry. In January 1994, these funds were used to acquire Dollar Air including acquisition expenses and to reduce balances outstanding under credit facilities of Dollar Air. The Debentures are convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at a price of $3.75 per share. The Debentures may also be redeemed by the Company at any time or from time-to-time commencing July 1995 at the Company's option, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest at the redemption date (and subject to the right of any record holder to receive the interest payable on the applicable interest payment date that is on or prior to the redemption date). If redeemed during the periods indicated below, the applicable redemption percentage will be:

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



4.  FINANCING/STOCK WARRANT (CONTINUED)

      FROM               THROUGH             PERCENTAGE
  July 1, 1995        June 30, 1996             109%
  July 1, 1996        June 30, 1997             106%
  July 1, 1997        June 30, 1998             103%
  July 1, 1998       and thereafter             100%


Prior to December 31 of each of the years from 1996 to 1998, inclusive, the Company has agreed to pay to the trustee for the Debentures, as a sinking fund payment, cash in the amount of 1/3 of the aggregate principal amount of the issued Debentures, provided that Debentures converted, reacquired or redeemed by the Company may be used, at the principal amount thereof, to reduce the amount of any sinking fund payment.

In connection therewith, the Company paid Value Investing Partners, Inc., the placement agent for such offering (the "Placement Agent"), a commission of $225,000 representing nine percent (9%) of the gross proceeds. In addition, the Placement Agent received from the Company warrants exercisable for a period of ten years for the purchase of 125,000 shares of the Common Stock of the Company at an exercise price equal to $3.825 per share. In addition, the Placement Agent was granted a right of first refusal for a period of three years from December 1993 with respect to any private or public equity or debt placement by the Company through an underwriter or placement agent during such period.

During the period from June 30, 1995 through January 22, 1996, the Company was not in compliance with the minimum net worth requirements of the Debenture Agreement. As of January 23, 1996, in connection with such requirements, a majority of the debenture holders agreed to waive any and all such net worth requirements for fiscal 1995 and 1996 and the first quarter of fiscal 1997. No assurances can be given as to the Company's ability to meet future net worth requirements under the Debenture Agreement or that additional waivers will be received at appropriate times.

5.  FOREIGN OPERATIONS

Following is a summary of the consolidated financial position at September 30, 1995 and 1994 and consolidated results of operations for each of the three years ended September 30 of the Company's wholly-owned foreign subsidiary, Limited, located in the United Kingdom, and its subsidiaries.

                                    1995             1994
Summary of financial
position:
Current assets                      $1,342,944        $2,041,605
Property, plant and                  1,884,302         4,311,428
 equipment, net
Goodwill and other assets            1,461,967         2,386,058
Total assets                        $4,689,213        $8,739,091

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



5.  FOREIGN OPERATIONS (CONTINUED)

                                  1995               1994
Current liabilities                $3,717,942         $8,108,942
Long-term liabilities                 367,566          1,035,662
Equity                                603,705          (405,513)
Total liabilities and              $4,689,213         $8,739,091
equity


Revenues from foreign subsidiaries represented 55%, 58% and 49% of consolidated net revenues in 1995, 1994 and 1993, respectively, and were derived from geographic regions as specified below:

                                  YEARS ENDED SEPTEMBER 30
                            1995            1994            1993
Net revenues:
Domestic                   $15,271,115     $13,987,769     $13,244,403
Foreign:
United Kingdom and
 other European             17,864,880      17,712,043      12,526,269
 countries
Africa                               -         371,578               -
South America                  502,326       1,022,098               -
                           $33,638,321     $33,093,488     $25,770,672
(Loss) income before
income tax provision
and extraordinary
item:
Domestic                    $(156,122)      $(375,546)        $156,512
Foreign                    (2,164,031)       (826,862)        (27,838)
                          $(2,320,153)    $(1,202,408)        $128,674

There were no dividends from foreign subsidiaries during 1995, 1994 or 1993.

6.  NOTES PAYABLE/LONG-TERM DEBT

Notes payable at September 30, 1995 and 1994 consist of the following:

                                          1995              1994
Revolving credit facilities with
banks with interest at Sterling              $240,533       $1,891,179
LIBOR rate (6.81% at September 30,
1995) plus 2.5%, due on demand.

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



6.  NOTES PAYABLE/LONG-TERM DEBT (CONTINUED)

Long-term debt at September 30, 1995 and 1994 consists of the following:

                                           1995             1994
Term loans due to HM Holdings (see
Note 4), with interest at Eurodollar
LIBOR rate (5.88% at September 30,         $2,905,923       $2,905,923
1995) plus 3.26%, maturity date
September 30, 1997.
Balance outstanding under revolving
credit facility with HM Holdings
(see Note 4), with interest at              3,700,000        3,200,000
Eurodollar LIBOR rate (5.88% at
September 30, 1995) plus 3.26%,
maturity date September 30, 1997.
Mortgage due to bank with interest
at Sterling LIBOR rate (6.81% at
September 30, 1995) plus 2.0%, due            408,608          463,728
in monthly installments through
April 2001.
Mortgage Note payable to Connecticut
Mutual (see Note 4) with an interest        8,501,447        8,840,813
rate of 6.69% due in monthly
installments through January 3,
2006.
Senior Subordinated Convertible
Debentures (see Note 4) with
interest at 10%, payable in the             2,500,000        2,500,000
amount of 1/3 of the aggregate
principal amount prior to December
31 of each of the years from 1996 to
1998.
Note payable to finance company with
interest at Sterling LIBOR rate
(6.81% at September 30, 1995) plus            372,914          154,589
3.0% payable in monthly installments
through September 1996.
Notes payable to finance company
with interest at Eurodollar LIBOR                   -          740,345
rate plus 2.5%, transferred to PDG
on August 31, 1995.
Notes payable due to finance company
with interest at Eurodollar LIBOR                   -        1,124,507
rate plus 2.5%, repaid in full in
April, 1995.
Note payable to finance company with
interest at Sterling LIBOR rate plus                -          126,824
2.5%, repaid in full in December,
1994.
Note payable to finance company with
interest at Sterling LIBOR rate plus                -          339,055
4.5%, transferred to PDG on August
31, 1995.
Note payable to finance company with
interest at Sterling LIBOR rate                     -          106,448
repaid in full in January, 1995
                                          $18,388,892      $20,502,232
Less:
Unamortized discount                         (71,951)        (107,951)
Amount due within one year                  (924,580)      (2,134,247)
                                          $17,392,361      $18,260,034

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



6.  NOTES PAYABLE/LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt for the fiscal years ending September 30 are as follows:

1996                                   $924,580
1997                                  8,073,542
1998                                  1,511,490
1999                                  1,558,226
2000                                    774,844
Thereafter                            5,546,210
                                    $18,388,892

Note payable due to financing company of $373,000 is secured by aircraft with an aggregate book value of approximately $780,000. Notes payable to bank of $240,000 are secured by accounts receivable and inventory of United Kingdom subsidiaries. The mortgage of $409,000 is secured by buildings with a net book value of approximately $702,000.

At September 30, 1995 and 1994, the weighted average interest rates on short-term borrowings was 9.3% and 7.9%, respectively.

7.  LEASES/CONTINGENCIES

OPERATING LEASES

Minimum future obligations under operating leases in effect at September 30, 1995 are as follows:

Year Ending September 30:
1996                                              $488,669
1997                                               340,941
1998                                               274,220
1999                                               147,220
2000                                               147,220
Thereafter                                       1,496,840
Total minimum lease payments                    $2,895,110

Rental expense for the years ended September 30, 1995, 1994 and 1993 was approximately $456,000, $442,000 and $367,000, respectively.

A portion of Lynton Jet's and Lynton Properties' operating revenue is obtained from tenants through rental payments as provided for under noncancellable operating leases. The leases typically provide for guaranteed minimum rentals and other charges to cover certain operating costs in excess of base amounts.

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



7.  LEASES/CONTINGENCIES (CONTINUED)

The following is a schedule, by fiscal year, of minimum future rental income under noncancellable tenant operating leases as of September 30, 1995:

1996                                      $2,722,084
1997                                       2,603,658
1998                                       2,432,788
1999                                       1,978,827
2000                                       1,472,196
Thereafter                                 5,888,843
Total minimum future rentals             $17,098,396

CAPITAL LEASES

Subsidiaries of the Company in the United Kingdom lease automobiles which have been accounted for as capital leases.

Aggregate future minimum lease payments under capital leases at September 30, 1995, by fiscal year, are as follows:

1996                                       $31,511
1997                                        21,283
Total minimum lease payments                52,794
Less interest portion                        7,606
Present value of net minimum               $45,188
lease payments

ENVIRONMENTAL CLEANUP

In connection with the cleanup of fuel contaminated soil at a facility previously leased by the Company, the Company recorded a charge to operations of $100,000 in fiscal 1992 and credits to operations for reversals of $15,000 and $45,000 of this provision in fiscal 1994 and 1993, respectively. The removal of such soil was completed in fiscal 1992.

AIRCRAFT LEASE GUARANTEE

In fiscal 1994, the Company acted as broker in an aircraft leasing transaction between an aircraft leasing company and a customer of the Company. Under the terms of the transaction, the Company has guaranteed to the leasing company that the Company will fund any shortfall if the aircraft is sold below a specified sales price at the termination of the lease. Management believes that the fair market value of the aircraft at the termination of the lease will exceed the specified sales price and thus no provision for such guarantee has been made in the accompanying financial statements.

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



8.  INCOME TAXES

The Company and  its  wholly-owned  United  States  subsidiaries file
federal income tax returns on a consolidated basis.   Limited and its
subsidiaries file separate tax returns in the United Kingdom.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", during fiscal 1993. In accordance with the provisions of SFAS No. 109, the Company elected not to restate prior years' consolidated financial statements and has determined that the cumulative effect of the change in accounting for income taxes was insignificant.

Deferred income taxes recorded in the consolidated balance sheet at September 30, 1995 and 1994 include deferred tax assets related to net operating loss carryforwards of $1,122,000 and $1,543,000, respectively, which have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amount of the deferred tax assets, as the Company is not assured at either September 30, 1995 and 1994, that it is more likely than not that these benefits will be realized. Included in the consolidated balance sheet at September 30, 1994 are deferred tax liabilities related to differences between the book and tax basis of certain fixed assets of Dollar Air.

The income tax provision for the year ended September 30, 1994 represents foreign withholding taxes. The income tax provision for the year ended September 30, 1993 represents state income taxes related to the operations of LynStar.

The Company's effective tax rate differs from the U.S. statutory rate (34%) due to the following:

                                 YEAR ENDED SEPTEMBER 30
                            1995          1994          1993
Expected provision
(benefit) at
34%                        $(788,852)    $(465,259)       $43,749
State income taxes                  -             -         9,926
Foreign withholding                 -        28,175             -
taxes
Benefit not recognized
on operating losses:
Domestic                       53,082       184,126             -
Foreign                       735,770       281,133         9,465
Benefit from                        -             -      (53,214)
utilization of NOL
carryforwards
Total tax provision                $0       $28,175        $9,926

The Company has unused federal net operating loss carryforwards at September 30, 1995 of approximately $3,301,000 which expire through September 30, 2009. As a result of the Jet Centre acquisition and the related issuance of the Original Warrant to HM Holdings (see Note
4), utilization of approximately $1,500,000 of the Company's net operating loss carryforwards is substantially restricted under
Section 382 of the Internal Revenue Code of 1986, as amended. Future realization of the restricted net operating loss carryforwards will be limited annually to an amount generally calculated by multiplying the value of the

             LYNTON GROUP. INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



8.  INCOME TAXES (CONTINUED)

Company immediately preceding the issuance of the Original Warrant by the long-term tax exempt rate at that date.

9.  EMPLOYMENT AGREEMENT/STOCK OPTIONS

The Company has an employment agreement with its Chief Executive Officer extending through September 30, 1996 providing for a base salary of $180,000 annually. In August 1993, the Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan") for employees, officers, consultants or directors of the Company or its subsidiaries to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1993 Plan may either be "incentive stock options" as defined in Section 422 of the Code, or non-statutory stock options. Any incentive stock options granted under the 1993 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of September 30, 1995, options to acquire 60,002 shares of Common Stock have been granted under the 1993 Plan and 189,998 options were available for future grant.

Information with respect to the 1993 Plan and other options granted to certain directors and officers of the Company is summarized as follows:

                                       SEPTEMBER 30
                            1995           1994           1993
Outstanding at                 75,842        110,842         60,005
beginning of year
Granted                        26,668              -         52,504
Cancelled                     (8,334)       (35,000)        (1,667)
Exercised                           -              -              -
Outstanding at end of          94,176         75,842        110,842
year
Exercisable at end of          74,176         75,842         71,674
year
Average price of                $2.34          $2.84          $3.84
options outstanding

10.  RELATED PARTY TRANSACTIONS

Lynton Jet and HM Industries, Inc. ("HM Industries"), a subsidiary of HM Holdings, which provided the financing for the Jet Centre Acquisition (see Note 4), are parties to a Management Agreement (the "Management Agreement") and an Agreement of Lease (the "Lease"), each as amended July 1, 1994.

Pursuant to the terms of the Lease, Lynton Jet agreed to lease to HM Industries office and hangar space at the Jet Centre for the purpose of repair and operation of certain aircraft of HM Industries and its affiliates. The term of the Lease is ten years, provided that HM Industries has the right to terminate the Lease upon termination of the Management Agreement. For the nine months ended June 30, 1994 and the fiscal year

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



10.  RELATED PARTY TRANSACTIONS (CONTINUED)

ended September 30, 1993, the annual rent under the lease was $325,000, which was reduced in the July 1, 1994 amendment to $250,000 per annum.

Under the Management Agreement in effect to June 30, 1995, the Company was obligated to provide complete aviation management services, including flight scheduling, aircraft utilization management, provision of pilots, repair and maintenance, fueling, catering and bookkeeping and accounting. Since June 30, 1995, under this agreement, the Company is obligated to provide fueling, catering and bookkeeping and accounting services. HM Industries will reimburse the Company for actual costs of performing these services, less $125,000 per annum through June 30, 1994. Subsequent to June 30, 1994, in accordance with the amendment to the lease dated July 1,
1994,  there  is  no  deduction  in  the  reimbursement  amount.   HM
Industries' reimbursements to the Company for the years ended September 30, 1995, 1994, and 1993 were $6,417,000, $5,732,000, and
$4,650,000 respectively, which are reflected in flight operations revenues in the accompanying consolidated statements of operations. Such reimbursements represent approximately 19%, 17% and 18% of the Company's revenues for the years ended September 30, 1995, 1994 and 1993, respectively. No other customer represented more than 10% of the Company's revenues for any of the years presented. At September 30, 1995, 1994 and 1993, reimbursements receivable from HM Industries were $141,000, $409,000 and $425,000, respectively. Such amounts are included in amounts due from affiliates in the accompanying consolidated balance sheets.

See Note 6 for amounts due under long-term debt agreements to HM Holdings at September 30, 1995 and 1994. Interest expense related to these borrowings was approximately $607,000, $735,000 and $839,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

The Company rents office space in London from a company which is wholly-owned by the Company's Chief Executive Officer. For the years ended September 30, 1995, 1994 and 1993, rental expense for this space was $48,000, $64,000 and $63,000, respectively. At September 30, 1995 and 1994, the Company had non-interest bearing receivables from a company owned by the Chief Executive Officer of the Company in the amount of $191,308. Such amounts are included in amounts due from affiliates in the accompanying consolidated balance sheets.

At September 30, 1994, the Company had notes payable of $67,000 due to a company owned by a stockholder of the Company. These notes bear interest at Sterling LIBOR plus 2% and are payable on demand. These notes were paid by the Company in fiscal 1995. At September 30, 1995, the Company had receivables from this company in the amount of $15,000. Such amount is included in amounts due from affiliates in the accompanying consolidated balance sheets.

The Company paid $27,000 and $50,000 in 1995 and 1994, respectively, to a company owned by one of the Company's directors for management and advisory services rendered.

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



11.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

In connection with the acquisition of Dollar Air in 1994, the Company acquired assets and assumed liabilities as follows:

Fair value of assets acquired (including                 $5,467,345
 goodwill of $2,115,848)
Value of Common Stock issued                              (140,000)
Liabilities assumed                                     (4,526,850)
Cash paid                                                  $800,495

 Other non-cash investing and financing activities for the years ended September 30 are as follows:

1995
Transfer of assets to jointly-owned company              $3,533,893
Liabilities assumed by jointly-owned company            (2,275,060)
Investment in jointly-owned company                      $1,258,833
1994
Transfer of fixed assets to aircraft held for            $1,529,757
 resale
Value of  Common Stock issued in connection
 with the acquisition of Dollar Air and                    $143,750
 related minority interest

Cash paid for interest and income taxes during the fiscal years were as follows:

                      1995            1994            1993
Interest              $1,768,959     $1,949,048       $1,235,093
Income taxes                  $-        $28,175           $9,926

             LYNTON GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994 AND 1993



12.  ACCRUED EXPENSES

As of September 30, 1995 and 1994, accrued expenses are summarized as follows:

                                    1995             1994
Payroll and payroll taxes             $166,888          $196,454
Interest                               183,064           179,996
Sales taxes                            319,807           129,141
Professional fees                      129,313           176,193
Dividends on preferred stocks           57,945            45,379
Aircraft management and                187,025           814,277
 charter costs
Site cleanup cost                       40,000            40,000
Other                                  335,338           594,383
                                    $1,419,380        $2,175,823

13.  EMPLOYEE BENEFIT PLANS

The Company has a voluntary savings plan covering substantially all of its domestic employees. The plan qualifies under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute up to 15% of their salaries to an investment trust. Effective October 1, 1990, the Company contributes an amount equal to 100% of the first 4% of employee contributions. Contributions related to this plan were $68,000, $73,000 and $65,000 for fiscal 1995, 1994 and 1993, respectively.

The Company also has a voluntary savings plan covering eligible employees of its subsidiaries in the United Kingdom. Eligible employees may elect to contribute up to 17.5% of their salaries to an investment trust. The Company contributes an amount equal to 100% of the first 4% of employee contributions. Contributions related to this plan were approximately $68,000, $66,000 and $69,000 for fiscal 1995, 1994 and 1993, respectively.

                   Report of Independent Auditors


The Board of Directors and Stockholders
Lynton Group, Inc.

In connection with our audits of the consolidated financial statements of Lynton Group, Inc. and subsidiaries as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995, we have also audited the consolidated schedule included in this Annual Report (Form l0-K).

In our opinion, the consolidated schedule referred to above presents fairly, in all material respects, the information required to be stated therein.


                                   /s/ Ernst & Young LLP


MetroPark, New Jersey
December 21, 1995

                 Lynton Group, Inc. and Subsidiaries

            Schedule II-Valuation and Qualifying Accounts

                         Balance at                                Balance at
                        Beginning of                                 End of
                           Period        Additions   Deductions      Period
Year ended September                                          (1)
30, 1995:
Allowance for doubtful        $291,103      $15,917    $(285,211)       $21,808
accounts
Year ended September
30, 1994:
Allowance for doubtful         $10,874     $284,267      $(4,038)      $291,103
accounts
Year ended September
30, 1993:
Allowance for doubtful         $25,169           $-     $(14,295)       $10,874
accounts


 (1) Represents the write off of $285,211 as a result of the transaction described in Note 3.

(a) (3) Exhibits

     99.11 Business Acquisition Agreement between Dollar Air Services Limited and PLM Dollar Group Limited

BUSINESS TRANSFER AGREEMENT between:-
(1) PLM DOLLAR GROUP LIMITED, incorporated under the Companies Acts with Number 157532 and having its Registered Office at Redwood, 19 Culduthel Road, Inverness IV2 4AA (hereinafter referred to as "Group");
(2) DOLLAR AIR SERVICES LIMITED, incorporated under the Companies Acts with Number 1340897 and having its Registered Office at Denham Airport, Hangar Road, Uxbridge, Middlesex UB9 5DF (hereinafter referred to as "Dollar");
(3) BLACK ISLE HELICOPTERS LIMITED, incorporated under the Companies Acts with Number 106270 and having its Registered Office at St Martins Farm, Culbokie, Dingwall IV7 8JT (hereinafter referred to as "Black Isle"); and
(4) LYNTON GROUP LIMITED, incorporated under the Companies Acts with Number 1755460 and having its Registered Office at Denham Airport, Hangar Road, Uxbridge, Middlesex UB9 5DF (hereinafter referred to as "Lynton")

DEFINITIONS

In this Agreement:-
     *1."THE BLACK ISLE/BARCLAYS  FLOATING CHARGE" MEANS THE FLOATING
             CHARGE, DATED 16 JANUARY 1995 AND REGISTERED WITH THE REGISTRAR OF COMPANIES ON 3 FEBRUARY 1995, GRANTED BY BLACK ISLE IN FAVOUR OF BARCLAYS BANK PLC OVER THE WHOLE PROPERTY AND UNDERTAKING OF BLACK ISLE;
     *2."THE BLACK ISLE BUSINESS" MEANS THE BUSINESS OF OPERATING AND
             SERVICING HELICOPTERS CARRIED ON BY BLACK ISLE IN THE UNITED KINGDOM DOWN TO 30 AUGUST 1995 WHEN SUCH BUSINESS AND THE ASSETS AND LIABILITIES THEREOF WERE ACQUIRED BY AND TRANSFERRED TO DOLLAR;
     *3."BUSINESS DAY" MEANS A DAY IN WHICH THE OFFICES  OF  THE BANK
             OF SCOTLAND ARE OPEN IN SCOTLAND FOR BUSINESS;
     *4."THE  BUSINESS  NAMES"  MEANS  THE  TRADING  NAMES  "DOLLAR",
             "DOLLAR HELICOPTERS", "DOLLAR AIR SERVICES" AND "BLACK ISLE HELICOPTERS";
     *5."THE BUSINESS PREMISES"  MEANS  THE  COVENTRY  PREMISES,  THE
             CUMBERNAULD PREMISES AND THE INVERNESS PREMISES;
     *6."THE  BVLG  DEBT"  MEANS  THE  OBLIGATIONS AND LIABILITIES OF
             LYNTON GROUP INC. AND/OR LYNTON AVIATION LIMITED AND/OR LYNTON AND/OR DOLLAR (INCLUDING THE OBLIGATIONS TO REPAY PRINCIPAL AND TO PAY INTEREST) IN RESPECT OF THE LOAN MADE BY CUBE AIR FINANCE LIMITED IN RESPECT OF (AND
             SECURED OVER) THE AEROSPATIALE AS355F1 HELICOPTER, SERIAL NUMBER 5011 AND REGISTRATION MARK G-BVLG;
     *7."THE  BTWW  DEBT"  MEANS THE OBLIGATIONS AND  LIABILITIES  OF
             DOLLAR (INCLUDING THE OBLIGATIONS TO REPAY PRINCIPAL AND TO PAY INTEREST) IN RESPECT OF THE LOAN MADE BY CLOSE BROTHERS LIMITED AND/OR AIR AND GENERAL FINANCE LIMITED IN RESPECT OF (AND SECURED OVER) THE AUGUSTA BELL 206B HELICOPTER, SERIAL NUMBER 8567 AND REGISTRATION MARK G-BTWW;
     *8."THE  BEWY  DEBT"  MEANS  THE  OBLIGATIONS AND LIABILITIES OF
             DOLLAR (INCLUDING THE OBLIGATIONS TO REPAY PRINCIPAL AND TO PAY INTEREST) IN RESPECT OF THE LOAN MADE BY CLOSE BROTHERS LIMITED AND/OR AIR AND GENERAL FINANCE LIMITED IN RESPECT OF (AND SECURED OVER) THE AUGUSTA BELL 206B HELICOPTER, SERIAL NUMBER 0348 AND REGISTRATION MARK G-BEWY;
     *9."THE  COMPLETION  DATE" MEANS 5 SEPTEMBER 1995 (OR SUCH OTHER
             DATE AS MAY BE AGREED IN WRITING BY OR ON BEHALF OF GROUP AND BY OR ON BEHALF OF DOLLAR);
     *10."CONSIDERATION SHARES" MEANS "B" ORDINARY SHARES OF POUNDS 1
             EACH IN THE SHARE CAPITAL OF GROUP;
     *11."THE  COVENTRY  PREMISES" MEANS SITE 27 AT COVENTRY  AIRPORT
             LEASED BY DOLLAR FROM THE COUNCIL OF THE CITY OF COVENTRY (AT AN ANNUAL RENT OF POUNDS 1,000 PAYABLE QUARTERLY IN ADVANCE) FOR A PERIOD OF THREE YEARS COMMENCING ON 8 OCTOBER 1994 (SUBJECT TO EITHER PARTY HAVING THE RIGHT TO BREAK THE LEASE AT ANY TIME AFTER 25 DECEMBER 1995 ON THREE MONTHS PRIOR NOTICE);
     *12."THE  CUMBERNAULD  PREMISES"  MEANS THE OFFICE ACCOMMODATION
             AND HANGAR SPACE LEASED BY DOLLAR FROM CORMACK AIRCRAFT SERVICES LIMITED IN TERMS OF A LEASE DATED 29 MAY 1992, 12 OCTOBER 1992 AND 10 NOVEMBER 1992 (AND REGISTERED IN THE BOOKS OF COUNCIL AND SESSION ON 21 DECEMBER 1992) BETWEEN CORMACK AIRCRAFT SERVICES LIMITED (AS LANDLORD), CUMBERNAULD DEVELOPMENT CORPORATION (AS HEAD LANDLORD) AND DOLLAR (AS TENANT);
     *13."THE CURRENT CONTRACTS" MEANS ALL  CONTRACTS  AND AGREEMENTS
             ENTERED INTO BY BLACK ISLE IN THE ORDINARY COURSE OF THE BLACK ISLE BUSINESS AND ALL CONTRACTS AND AGREEMENTS ENTERED INTO BY DOLLAR IN THE ORDINARY COURSE OF THE DOLLAR BUSINESS, INCLUDING (BUT NOT RESTRICTED TO) (A) THE LONG TERM CONTRACTS, (B) OTHER CONTRACTS AND AGREEMENTS BETWEEN BLACK ISLE AND CUSTOMERS OF AND SUPPLIERS TO BLACK ISLE, (C) OTHER CONTRACTS AND AGREEMENTS BETWEEN DOLLAR AND CUSTOMERS OF AND SUPPLIERS TO DOLLAR, (D) THE LEASING, HIRE PURCHASE AND CONTRACT HIRE AGREEMENTS ENTERED INTO BY BLACK ISLE OR DOLLAR IN RESPECT OF THE LEASED ASSETS, (E) THE AGREEMENTS ENTERED INTO BY BLACK ISLE FOR THE LEASE OF PHOTOCOPIERS, FRANKING MACHINES, FAX MACHINES AND TELEPHONE EQUIPMENT,
             (F) THE AGREEMENTS ENTERED INTO BY DOLLAR FOR THE LEASE OF PHOTOCOPIERS, FRANKING MACHINES, FAX MACHINES AND TELEPHONE EQUIPMENT, (G) ANY MAINTENANCE AGREEMENTS ENTERED INTO BY BLACK ISLE, (H) ANY MAINTENANCE AGREEMENTS ENTERED INTO BY DOLLAR, (I) ANY CONTRACTS ENTERED INTO BY BLACK ISLE FOR THE PROVISION TO BLACK ISLE OF SECURITY SERVICES, EQUIPMENT OR SYSTEMS AND (J) ANY CONTRACTS ENTERED INTO BY DOLLAR FOR THE PROVISION TO DOLLAR OF SECURITY SERVICES, EQUIPMENT OR SYSTEMS (BUT THERE SHALL BE EXCLUDED FROM THE CURRENT CONTRACTS ANY CONTRACT OR AGREEMENT WHICH HAS BEEN FULLY SATISFIED OR COMPLETED PRIOR TO THE TRANSFER DATE AND ANY CONTRACT OR AGREEMENT (OTHER THAN THE LONG TERM CONTRACTS AND THE LEASING, HIRE PURCHASE AND CONTRACT HIRE AGREEMENTS ENTERED INTO BY BLACK ISLE OR DOLLAR IN RESPECT OF THE LEASED ASSETS) WHICH WILL NOT IN ITS ORDINARY COURSE TERMINATE OR BE COMPLETED OR IMPLEMENTED WITHIN THE PERIOD OF 60 DAYS COMMENCING ON (AND INCLUDING) THE TRANSFER DATE OR WHICH CANNOT BE TERMINATED BY EITHER BLACK ISLE OR DOLLAR (AND THEREFORE BY GROUP) WITHOUT COST OR PENALTY BY GIVING 60 DAYS' NOTICE OR LESS OF TERMINATION);
     *14."THE DENHAM  STOCK" MEANS THE STOCK OF SPARE AND REPLACEMENT
             PARTS HELD BY DOLLAR FOR JET RANGER 206 HELICOPTERS (WHICH STOCK IS NOT LOCATED AT ANY OF THE BUSINESS PREMISES);
     *15."THE DOLLAR/BARCLAYS FLOATING  CHARGE"  MEANS  THE  FLOATING
             CHARGE, DATED 11 APRIL 1986 AND REGISTERED WITH THE REGISTRAR OF COMPANIES ON 21 APRIL 1986, GRANTED BY DOLLAR IN FAVOUR OF BARCLAYS BANK PLC OVER THE WHOLE UNDERTAKING AND ASSETS OF DOLLAR;
     *16."THE  DOLLAR BUSINESS" MEANS THE BUSINESS OF  OPERATING  AND
             SERVICING HELICOPTERS CARRIED ON BY DOLLAR IN THE UNITED KINGDOM (AND WHICH BUSINESS INCLUDES THE BLACK ISLE BUSINESS);
     *17."THE DOLLAR OWNED HELICOPTERS" MEANS THOSE HELICOPTERS BRIEF
             DETAILS OF WHICH ARE SET OUT IN PART 2 OF THE SCHEDULE; *18."THE EXCLUDED EMPLOYEES" MEANS THOSE PRESENT OR FORMER
             EMPLOYEES  OF  BLACK  ISLE AND THOSE PRESENT  OR  FORMER
             EMPLOYEES OF DOLLAR WHO ARE NOT INCLUDED IN THE TRANSFERRING EMPLOYERS;
     *19."THE  FIXED  ASSETS"  MEANS  ALL  THE  ITEMS   OR  PARTS  OF
             MACHINERY, EQUIPMENT, TOOLS, WORK SHOP EQUIPMENT AND OFFICE FURNITURE AND EQUIPMENT SPECIFIED IN PART 1 OF THE SCHEDULE AND ALL OTHER MACHINERY, EQUIPMENT AND TOOLS OWNED BY DOLLAR;
     *20."THE INVERNESS PREMISES" MEANS HANGAR BUILDING NUMBER 124 AT
             INVERNESS AIRPORT LEASED BY BLACK ISLE FROM HIGHLANDS AND ISLANDS AIRPORTS LIMITED IN TERMS OF A LEASE DATED 17 FEBRUARY 1994 BETWEEN HIGHLANDS AND ISLANDS AIRPORTS LIMITED (AS LANDLORD) AND BLACK ISLE (AS TENANT);
     *21."THE LEASED ASSETS" MEANS THE LEASED HELICOPTERS, THE LEASED
             VEHICLES AND THE  OTHER ITEMS SPECIFIED IN PART 3 OF THE
             SCHEDULE;
     *22."THE  LEASED  HELICOPTERS"  MEANS  THOSE  HELICOPTERS  BRIEF
             DETAILS OF WHICH ARE SET OUT IN PART 4 OF THE SCHEDULE; *23."THE LEASED VEHICLES" MEANS THOSE VEHICLES BRIEF DETAILS OF
             WHICH ARE SET OUT IN PART 5 OF THE SCHEDULE;
     *24."THE  LONG  TERM  CONTRACTS"  MEANS  THOSE  CONTRACTS  BRIEF
             DETAILS OF WHICH ARE SET OUT IN PART 6 OF THE SCHEDULE; *25."THE LYNTON GROUP" MEANS LYNTON AND THE SUBSIDIARIES OF
             LYNTON, AND "MEMBER OF THE LYNTON GROUP" SHALL BE CONSTRUED ACCORDINGLY;
     *26."THE  OWNED  VEHICLES" MEANS THE VANS AND TRAILERS  USED  BY
             DOLLAR IN FORESTRY (SUCH VANS AND TRAILERS HAVING AN AGREED AGGREGATE VALUE OF POUNDS 3,000) AND THE PORTACABINS AT COVENTRY AND SERCO USED BY DOLLAR AND THE PORTACABINS USED BY DOLLAR IN FORESTRY (SUCH PORTACABINS HAVING AN AGREED AGGREGATE VALUE OF POUNDS 11,300);
     *27."SALE  ITEMS" MEANS THE DOLLAR BUSINESS AND THE PROPERTY AND
             ASSETS THEREOF SPECIFIED IN CLAUSES 2.2.2 TO 2.2.21 INCLUSIVE OF THIS AGREEMENT;
     *28."THE  SCHEDULE"  MEANS  THE SCHEDULE COMPRISING EIGHT  PARTS
             ANNEXED AND SIGNED AS RELATIVE TO THIS AGREEMENT; *29."THE STOCKS" MEANS THE STOCK (INCLUDING THE DENHAM STOCK) OF
             SPARE PARTS, REPLACEMENT PARTS, FUEL, OIL, LUBRICANTS AND STATIONERY HELD BY DOLLAR AS AT MIDNIGHT ON 31 AUGUST 1995;
     *30."SUBSIDIARY" HAS THE MEANING ASCRIBED  TO  IT IN SECTION 736
             OF THE COMPANIES ACT 1985;
     *31."THE TRANSFER DATE" MEANS 1 SEPTEMBER 1995;
     *32."THE TRANSFERRING EMPLOYEES" MEANS THOSE EMPLOYEES OF DOLLAR
             EMPLOYED IN THE DOLLAR BUSINESS WHOSE RESPECTIVE NAMES, CURRENT ANNUAL SALARIES, DATES OF BIRTH AND COMMENCEMENT DATES OF EMPLOYMENT ARE SET OUT IN PART 7 OF THE SCHEDULE (AND WHO ARE TO BECOME EMPLOYEES OF GROUP ON THE COMPLETION DATE PURSUANT TO THE TRANSFER OF UNDERTAKINGS (PROTECTION OF EMPLOYMENT) REGULATIONS
             1981);
     *33.THE   DOLLAR  OWNED  HELICOPTERS  INCLUDE  THE  ENGINES  AND
             GEARBOXES (AND ANY SPARE ENGINES OR GEARBOXES) AND ALL THE COMPONENTS, EQUIPMENT, ACCESSORIES, INSTRUMENTS, PARTS AND FITTINGS OF SUCH HELICOPTERS;
     *34."IN THE AGREED TERMS" MEANS  IN TERMS AGREED BY OR ON BEHALF
             OF THE PARTIES TO THIS AGREEMENT;  AND
     *35."THE OPENING OF BUSINESS ON THE  TRANSFER  DATE"  MEANS  ONE
             SECOND PAST MIDNIGHT ON 31 AUGUST 1995.

SALE OF THE DOLLAR BUSINESS
2.1 Black Isle and Dollar hereby confirm and warrant to Group that the business of Black Isle and the assets and liabilities of such business have been acquired by and transferred to Group with effect from 30 August 1995, and Black Isle hereby:-
     2.1.1  warrants  to  Group  that Black Isle ceased trading on 30
            August 1995;
     2.1.2 agrees to Group and any third party authorised by Group using all or any of the Business Names; and
     2.1.3 recognises the obligations of Black Isle in terms of Clause 22 of this Agreement.
2.2 Dollar hereby agrees to sell to Group, and Group hereby agrees to purchase from Dollar, with effect from the Completion Date and as a going concern the Dollar Business and the property and assets thereof comprising:-
     2.2.1 the goodwill of the Black Isle Business together with whatever rights each of Black Isle and Dollar has to the current telephone and fax numbers used by Black Isle and/or Dollar in connection with the Black Isle Business and the exclusive right to Group to represent itself as carrying on the Black Isle Business in continuation of and in succession to Black Isle and/or Dollar with effect from and after the Completion Date;
     2.2.2 the goodwill of the Dollar Business together with Dollar's right to use the Business Names in connection with the Dollar Business and whatever right Dollar has to the current telephone and fax numbers used by Dollar in connection with the Dollar Business and the exclusive right to Group to represent itself as carrying on the Dollar Business in continuation of and in succession to Dollar with effect from and after the Completion Date;
     2.2.3  the Fixed Assets;
     2.2.4  the Dollar Owned Helicopters;
     2.2.5  the Owned Vehicles;
     2.2.6  the Stocks;
     2.2.7 the interest of Black Isle and/or Dollar in, and the obligations of Black Isle and/or Dollar under, the lease of the Inverness Premises;
     2.2.8 the interest of Dollar in, and the obligations of Dollar under, the lease of the Cumbernauld Premises;
     2.2.9 the interest of Dollar in, and the obligations of Dollar under, the lease of the Coventry Premises;
     2.2.10 the interest of Black Isle and/or Dollar in and to the tenants' improvements to the Inverness Premises;
     2.2.11 the interest of Dollar in and to the tenants' improvements to the Cumbernauld Premises;
     2.2.12 the interest of Dollar in and to the tenants' improvements to the Coventry Premises;
     2.2.13 the interests of Black Isle and Dollar in, and the benefit (but subject always to the burden attaching thereto) of, the Current Contracts;
     2.2.14 whatever interests Black Isle and/or Dollar has or have in any trade marks or logos and all design rights, knowhow and other intellectual property rights of Dollar and/or Black Isle;
     2.2.15 all licences and consents held by Black Isle with respect to or for the purposes of the Black Isle Business (but only in so far as Black Isle and/or Dollar can assign such rights and consents);
     2.2.16 all licences and consents held by Dollar with respect to or for the purposes of the Dollar Business (but only in so far as Dollar can assign such rights and consents);
     2.2.17 the book debts of Black Isle as at midnight on 31 August 1995 (but excluding any sum as at that time due to Black Isle by any other member of the Lynton Group);
     2.2.18 the book debts of Dollar as at midnight on 31 August 1995 (but excluding any sum as at that time due to Dollar by any other member of the Lynton Group);
     2.2.19 cash in hand and at bank of Dollar as at midnight  on  31
            August 1995;
     2.2.20 all rights and claims of Black Isle against third parties with respect to the Black Isle Business, the Business Premises, the Fixed Assets, the Owned Vehicles, the Stocks, the Leased Assets, the Current Contracts and the book debts of Black Isle (but only in so far as Black Isle and/or Dollar can assign such rights and claims);
     2.2.21 all rights and claims of Dollar against third parties with respect to the Dollar Business, the Business Premises, the Fixed Assets, the Dollar Owned Helicopters, the Owned Vehicles, the Stocks, the Leased Assets, the Current Contracts and the book debts of Dollar (but only in so far as Dollar can assign such rights and claims) but always excluding any item, asset, goods, property, right, interest or benefit not specifically listed in paragraphs 2.2.1 to 2.2.21 inclusive above.

PRICE
3.1 The price payable by Group to Dollar for the goodwill of the Dollar Business shall be Pounds 1, exclusive of value added tax.
3.2 The aggregate price payable by Group for the Sale Items ( including the goodwill of the Dollar Business) shall be satisfied by the allotment and issue of 500,000 Consideration Shares credited as fully paid up, such shares to be allotted and issued on the direction of Dollar (which is hereby given) to Lynton.
3.3 Any amount in excess of Pounds 500,000 which is credited as fully paid up on the 500,000 Consideration Shares allotted and issued in terms of this Agreement shall be credited to the share premium account of Group.

COMPLETION
4.1 Completion of the sale and purchase of the Dollar Business and the Sale Items shall take place on the Completion Date, when the following shall take place:-
     4.1.1 the Fixed Assets, the Leased Assets, the Dollar Owned Helicopters, the Owned Vehicles and the Stocks shall be delivered or constructively delivered to Group by Dollar (providing always that there shall be no requirement to deliver to Group any items of the Stocks used in the ordinary course of the Dollar Business after midnight on 31 August 1995);
     4.1.2 there shall be delivered to Group by Dollar searches against each of the Dollar Owned Helicopters showing that Dollar is the registered owner of each of the
             Dollar Owned Helicopters (or, in the case of the Aerospatiale AS355F1 helicopter serial number 5011 registration mark G-BVLG, that Lynton Aviation Limited is the registered holder of that helicopter) and showing no outstanding charge or mortgage (other than any charge or mortgage of which a validly executed effective discharge, in the agreed terms, is delivered to Group at Completion);
     4.1.3 there shall be delivered to Group by Dollar searches against each of Lynton, Black Isle and Dollar showing no deed or diligence (other than the Black Isle/Barclays Floating Charge, the Dollar/Barclays Floating Charge and any other charge or mortgage of which a validly executed effective discharge, in the agreed terms, is delivered to Group at Completion) prejudicial to the respective rights of Lynton, Black Isle and Dollar to enter into and complete this Agreement and, in the case of Dollar, to sell the Sale Items (including the Dollar Owned Helicopters) to Group;
     4.1.4 there shall be delivered to Group by Dollar evidence satisfactory to Group (acting reasonably) that each of the Dollar Owned Helicopters and each of the Leased Helicopters is registered in the United Kingdom and has a current certificate of airworthiness;
     4.1.5 all documents of title if any (and including certificates of registration of ownership in respect of the Dollar Owned Helicopters and vehicle registration documents, tax discs and "MOT" certificates in respect of the Owned Vehicles to the Fixed Assets, the Dollar Owned Helicopters and the Owned Vehicles will be delivered by Dollar to Group (having been, where so required by Group, signed and endorsed by Black Isle, or as the case may require, Dollar or Lynton Aviation Limited in favour of Group), and a letter from Dollar to the Civil Aviation Authority confirming that Group is the owner of, and should be registered by the Civil Aviation Authority as the owner of, each of the Dollar Owned Helicopters shall be delivered by Dollar to Group;
     4.1.6 Dollar shall deliver to Group (a) a validly executed assignation (in the agreed terms) in favour of Group of the tenant's interest in respect of the lease under which Dollar is the tenant of the Cumbernauld Premises,
             (b) a validly executed assignation (in the agreed terms) in favour of Group of the tenant's interest in respect of the lease under which Dollar is the tenant of the Coventry Premises, and (c) a validly executed assignation (in the agreed terms) in favour of Group of the tenant's interest in respect of the lease under which Black Isle is the tenant of the Inverness Premises;
     4.1.7   Dollar  shall  deliver  to Group (a) a letter  from  the
             holder of each outstanding floating charge (if any) granted by Black Isle and by Lynton Aviation Limited confirming that the floating charge has not crystallised and that no steps have been or will be taken on or prior to the Completion Date by the holder of the floating charge to appoint a receiver or receivers of the whole of any part of the property and undertaking of Black Isle or of Lynton Aviation Limited and (b) a letter from the holder of each outstanding floating charge (if any) granted by Dollar confirming that the floating charge has not crystallised and that no steps have been or will be taken on or prior to the Completion Date by the holder of the floating charge to appoint a receiver or receivers of the whole or any part of Dollar's property and undertaking;
     4.1.8 Lynton shall deliver to Group a letter from the holder of each outstanding floating charge (if any) granted by Lynton confirming that the floating charge has not crystallised and that no steps have been or will be taken on or prior to the Completion Date by the holder of the floating charge to appoint a receiver of the whole or any part of Lynton's property and undertaking;
     4.1.9 Dollar shall deliver to Group (a) a mandate from Black Isle instructing Barclays Bank PLC to pay and make over to Group any sum or payment paid to or received by Barclays Bank PLC for the account of Black Isle forthwith upon Barclays Bank PLC holding or receiving cleared funds in respect of such receipt or payment and authorising Barclays Bank PLC to credit to an account of Group any cheque or other payment in favour of Black Isle and (b) a mandate from Dollar instructing Barclays Bank PLC to pay and make over to Group any sum or payment paid to or received by Barclays Bank PLC for the account of Dollar forthwith upon Barclays Bank PLC holding or receiving cleared funds in respect of such receipt or payment and authorising Barclays Bank PLC to credit to an account of Group any cheque or other payment in favour of Dollar;
     4.1.10 Dollar shall grant to Group vacant leasehold possession and actual occupation of (a) the Cumbernauld Premises,
             (b)  the  Coventry   Premises   and  (c)  the  Inverness
             Premises;
     4.1.11 Dollar shall pay to Group, or otherwise account to Group for, the cash in hand and at bank of Dollar as at midnight on 31 August 1995;
     4.1.12 Dollar shall (or shall undertake to) deliver or provide to Group any third party consents (including consents of landlords, head landlords, customers and finance, hire purchase and leasing companies) to the transfer to Group of the benefit and burden of the Current Contracts;
     4.1.13 500,000 Consideration Shares shall be allotted and issued, credited as fully paid up, to Lynton (on the direction of Dollar which is hereby given), Lynton shall be entered in the Register of Members of Group as the holder of such shares and a Certificate for such shares shall be signed and issued to Lynton; and
     4.1.14 Group shall pay to Barclays Bank PLC such amount as is required to repay the overdraft of Dollar with Barclays Bank PLC.
4.2 Group shall not be obliged to complete the purchase of the Dollar Business or of the Sale Items in accordance with this Agreement unless the purchases of the Dollar Business and each of the Sale Items are each completed on the Completion Date.

CESSATION AND CONTINUATION OF THE DOLLAR BUSINESS
5.1 Dollar shall wholly discontinue the Dollar Business with effect from the Completion Date and Group shall carry on the Dollar Business from and after the Completion Date and Group shall have the exclusive right from and after the Completion Date to represent itself as carrying on the Dollar Business in continuation of and in succession to Dollar and to use the Business Names in connection with the Dollar Business; and, subject always to Clause 5.7 and 5.11 below, all revenues, costs, liabilities and expenses in respect of the Dollar Business arising from and after the commencement of business on the Transfer Date shall be for the account of Group (except in respect of any such costs, liabilities and expenses to the extent that it is provided elsewhere in this Agreement that they are to remain the responsibility and liability of Black Isle and/or of Dollar).
5.2 It is hereby agreed that Group shall be entitled to receive and recover payment for Group's own account for (and, where appropriate, to render invoices in respect of) any work carried out or services provided by Black Isle on or prior to midnight on 31 August 1995 for which Black Isle or Dollar as at midnight on 31 August 1995 has not received payment.
5.3 It is hereby agreed that Group shall be entitled to receive and recover payment for Group's own account for (and, where appropriate, to render invoices in respect of) any work carried out or services provided by Dollar on or prior to midnight on 31 August 1995 for which Dollar as at midnight on 31 August 1995 has not received payment.
5.4 Group shall from and after the Completion Date implement and fulfil Black Isle's part in all of the Current Contracts and shall keep Black Isle and/or Dollar on demand freed and relieved from, and indemnified against, all loss or damage which Black Isle and/or Dollar may suffer or incur arising out of or in connection with Group's failure to implement and fulfil Black Isle's part in respect of any of the Current Contracts.
5.5 Group shall from and after the Completion Date implement and fulfil Dollar's part in all of the Current Contracts and shall keep Dollar on demand freed and relieved from, and indemnified against, all loss or damage which Dollar may suffer or incur arising out of or in connection with Group's failure to implement and fulfil Dollar's part in respect of any of the Current Contracts.
5.6 Subject always to Clause 8.1 below, Group shall be responsible for, and shall free and relieve and indemnify Black Isle from and against, all debts, liabilities, obligations and other outgoings and expenses which have accrued or arisen in the ordinary course of the Black Isle Business on or prior to 31 August 1995 and which remain outstanding as at midnight on 31 August 1995, except that Group shall not be responsible for (and shall not be bound to free and relieve and indemnify Black Isle from and against) (a) any value added tax, corporation tax, national insurance contributions or income tax payable by Black Isle and (b) any liability of Black Isle for or arising in respect of any loss of life or any injury or damage to any person or property; and Group shall not be or become responsible for any debt, liability, obligation or other outgoing or expense of Black Isle except for those debts, liabilities, obligations, other outgoings and expenses of Black Isle for which Group expressly agrees to become responsible in terms of this Agreement or which by law become the responsibility of Group.
5.7 Subject always to Clause 8.1 below and Clause 5.12 below, Group shall be responsible for, and shall free and relieve and indemnify Dollar from and against the BVLG Debt, the BTWW Debt and the BEWY Debt and all other debts, liabilities, obligations and other outgoings and expenses which have accrued or arisen in the ordinary course of the Dollar Business on or prior to midnight on 31 August 1995 and which remain outstanding as at midnight on 31 August 1995, except that Group shall not be responsible for (and shall not be bound to free and relieve and indemnify Dollar from and against) (a) any value added tax, corporation tax, national insurance contributions or income tax payable by Dollar and (b) any liability of Dollar for or arising in respect of any loss of life or any injury or damage to any person or property; and Group shall not be or become responsible for any debt, liability, obligation or other outgoing or expense of Dollar except for those debts, liabilities, obligations, other outgoings and expenses of Dollar for which Group expressly agrees to become responsible in terms of this Agreement or which by law become the responsibility of Group.
5.8 Except in so far as otherwise provided in this Agreement, Black Isle and Dollar shall be jointly and severally responsible for all debts, liabilities, taxes, obligations, other outgoings and expenses payable by, and claims outstanding or accrued against, Black Isle in respect of the Black Isle Business as at midnight on 31 August 1995; and Lynton, Black Isle and Dollar shall jointly and severally keep Group on demand freed and relieved from, and indemnified against, all of such debts, liabilities, taxes, obligations, other outgoings and expenses.
5.9 Except in so far as otherwise provided in this Agreement, Dollar shall be responsible for all debts, liabilities, taxes, obligations, other outgoings and expenses payable by, and claims outstanding or accrued against, Dollar in respect of the Dollar Business as at midnight on 31 August 1995; and Lynton, Black Isle and Dollar shall jointly and severally keep Group on demand freed and relieved from, and indemnified against, all of such debts, liabilities, taxes, obligations, other outgoings and expenses.
5.10 Except as expressly provided in this Agreement, Group shall not be or become responsible or liable for the payment or repayment of any debt, loan or obligation secured by any mortgage or charge over all or any of the Dollar Owned Helicopters, or for any interest, costs, charges or expenses (including any prepayment fee, penalty, cost or expense) in respect of any such debt, loan or obligation.
5.11 For the avoidance of doubt, Group shall not be or become responsible for any liability of either Dollar or Black Isle which has been or is incurred by Dollar or Black Isle prior to Completion in terms of Clause 4 of this Agreement if Dollar and/or Black Isle has or have (or should in the ordinary course of business have had or have) insurance against such liability.
5.12 Group shall not be or become responsible for, and shall not be obliged to free and relieve Dollar from and against the BVLG Debt, if Group notifies Dollar in writing on or before 5pm on 12 September 1995 that the terms and conditions of the BVLG Debt, or the terms and conditions of any loan offered by Cube Air Finance Limited to refinance the BVLG Debt, are not acceptable to Group (acting reasonably). In the event of Group giving any such notice to Dollar (a) Group shall immediately thereafter retransfer to Dollar title to the Aerospatiale AS355F1, serial number 5011 and registration mark G-BVLG, (b) take an operating lease (at the rate of US $15,000 per month) of that helicopter from Dollar until at least 30 September 1996 and on such other terms and conditions as may be agreed between Group and Dollar both acting reasonably and (c) Dollar shall have the right to require Group to purchase from Dollar, and Group shall have the right to require Dollar to sell to Group, such helicopter on 30 September 1996 at a price equal to US $495,108.22 plus 50 PER CENT of the amount by which the final payment (including accrued interest) by Dollar in respect of the BVLG Debt exceeds US $495,108.22 and less 50 PER CENT of the amount by which such final payment (and accrued interest) is less than US $495,108.22 (on the assumption that the amount of such final payment is calculated in accordance with the terms and conditions of the BVLG Debt disclosed to Group on or before the date of this Agreement and that all payments in respect of the BVLG Debt have been and shall be timeously paid).

NET ASSET VALUE STATEMENT
6.1 A Net Asset Value Statement shall be prepared by Angus MacKenzie & Company. The Net Asset Value Statement shall be in the form set out in Part 8 of the Schedule and shall (subject always to Clause 8.1 of this Agreement) specify the aggregate amount or value as at midnight on 31 August 1995 of, at that time:-
     6.1.1   the Dollar Owned Helicopters;
     6.1.2   the Fixed Assets;
     6.1.3   the Owned Vehicles and the Leased Vehicles;
     6.1.4 the Stocks (insofar as the Stocks are sold to Group in terms of this Agreement);
     6.1.5 the cash in hand and at bank of Black Isle and of Dollar sold to Group in terms of this Agreement (to the extent that such cash is received by or accounted for to Group);
     6.1.6 the book debts of Black Isle and Dollar sold to Group in terms of this Agreement; and
     6.1.7 the current assets of Black Isle and Dollar sold, transferred or assigned to Group in terms of this Agreement;
     less (a) the amount paid by Group to Barclays Bank PLC in payment of the outstanding principal amount and accrued interest in respect of Dollar's overdraft with Barclays PLC, (b) the amounts of the BVLG Debt, the BTWW Debt and the BEWY Debt and
     (c) the cash value or amount of the other debts, liabilities, obligations, other outgoings and expenses of Dollar and/or of Black Isle transferred to, or which become the responsibility or liability of, Group in terms of this Agreement (the net total brought out in the Aggregate Net Asset Value Statement being referred to in this Agreement as "the Aggregate NAV").
6.2  In the preparation of the Net Asset Value Statement:-
     6.2.1 the value of the Dollar Owned Helicopters shall be shown as Pounds 1,065,000;
     6.2.2   the  value  of the Fixed Assets shall be shown as Pounds
             306,593;
     6.2.3 the value of the Owned Vehicles and the Leased Vehicles shall be shown as Pounds 64,300;
     6.2.4 the Stocks shall be valued in accordance with the list of the stocks of Black Isle and Dollar as at 22 July 1995 agreed between Angus MacKenzie & Company (acting on behalf of Group) and Dollar, with (a) the value of any of the Stocks which are included in such list being the value attributed thereto in such list, (b) the value of any of the Stocks purchased by Black Isle and/or Dollar in the ordinary course of business since 22 July 1995 being the cost price thereof, (c) the value of any of the Stocks purchased by Black Isle or Dollar otherwise than in the ordinary course of business since 22 July 1995 being nil and (d) the value of any item of the Stocks which has been or is agreed to be obsolete shall be nil; and
     6.2.5 the value of the cash in hand, cash in bank, book debts and other current assets sold, transferred or assigned to Group in terms of this Agreement shall be in the amount or value thereof agreed between Angus MacKenzie & Company (acting on behalf of Group) and Dollar or, failing such agreement, the amount or value thereof determined in accordance with Clause 7 of this
             Agreement, subject always, in the case of the book debts, to Clause 6.5 of this Agreement.
6.3 The fuel tanks of Dollar have been dipped in order to determine the amount of fuel in the tanks.
6.4 The Stocks shall be determined by reference to the stock records of Black Isle and Dollar and by reference to the records of the stocks acquired, utilised and disposed of by Black Isle and Dollar since 22 July 1995 and shall be subject to such checking or verification (including any physical counting of the Stocks and dipping of fuel tanks) as Angus MacKenzie & Company (on behalf of Group) may require.
6.5 No account shall (unless otherwise agreed between Dollar and Angus MacKenzie & Company (on behalf of Group)) be taken in Net Asset Value Statement or in the determination of the Aggregate NAV of any of the book debts sold, transferred or acquired by Group in terms of this Agreement to the extent that the amount thereof has not been received by Group on or before 31 January 1996.
6.6 Dollar shall be entitled to such access to the working papers of Group relating to the preparation of the draft Net Asset Value Statement as is reasonably required by Dollar. Dollar shall be entitled to make submissions in connection with the preparation of the draft Net Asset Value Statement, and reasonable consideration shall be given by Angus MacKenzie & Company and by Group to any such submission.
6.7 The parties to this Agreement shall use all reasonable endeavours to procure that by no later than 30 September 1995:-
     6.7.1 a draft of the Net Asset Value Statement has been prepared by Angus MacKenzie & Company; and
     6.7.2 Dollar has received (by delivery to Dollar care of Lynton Group Limited at Denham Airport, Hangar Road, Uxbridge, Middlesex UB9 5DF marked for the attention of "Christopher Tennant or Manus O'Donnell") a copy of the draft Net Asset Value Statement.
6.8 Within the period of 21 days immediately following the receipt by Dollar of the draft Net Asset Value Statement in accordance with Clause 6.7 above, Dollar shall notify Angus MacKenzie & Company (on behalf of Group) in writing as to whether or not Dollar disputes the draft Net Asset Value Statement and/or the determination of the Aggregate NAV as disclosed in the draft Net Asset Value Statement.
6.9 In the event that Dollar does not give notice in accordance with, and within the period specified in, Clause 6.8 above or does not state in any such notice that Dollar disputes the draft Net Asset Value Statement and/or the determination of the Aggregate NAV as disclosed in the draft Net Asset Value Statement, then the draft Net Asset Value Statement shall (except in the case of manifest error) be and become conclusive and binding as to the amount of the Aggregate NAV.
6.10 In the event that Dollar gives notice in accordance with  Clause
     6.8 above that Dollar disputes the draft Net Asset Value Statement and/or the determination of the Aggregate NAV as disclosed in the draft Net Asset Value Statement, and such dispute has not been resolved between Angus MacKenzie & Company (on behalf of Group) and Dollar within 30 days after the date of such notification, then the determination of such dispute shall forthwith (unless Angus MacKenzie & Company (on behalf of Group) and Dollar otherwise agree) thereafter be referred to an independent chartered accountant and settled in accordance with Clause 7 of this Agreement.
6.11 If Angus MacKenzie & Company (on behalf of Group) and Dollar resolve any dispute between them as to the draft Net Asset Value Statement and/or the determination of the Aggregate NAV, and the draft Net Asset Value Statement is amended in such way as is agreed by Angus Mackenzie & Company (on behalf of Group) and Dollar, then the draft Net Asset Value Statement as so amended and agreed shall (except in the case of manifest error) be conclusive and binding as to the amount of the Aggregate NAV.
6.12 Forthwith upon the determination in accordance with Clause 7 of this Agreement of any dispute regarding the preparation of the Net Asset Value Statement and/or regarding the determination of the Aggregate NAV which remains unresolved between Angus MacKenzie & Company (on behalf of Group) and Dollar (and subject always to Clause 8.1 of this Agreement), there shall be made such amendments (if any) to the draft Net Asset Value Statement as (i) shall be necessary to effect and take account of such determination and (ii) shall otherwise have been agreed between Angus MacKenzie & Company (on behalf of Group) and Dollar, and the draft Net Asset Value Statement as so amended and agreed shall (except in the case of manifest error) be conclusive and binding as to the amount of the Aggregate NAV.
6.13 Group and Dollar shall be responsible for their respective own fees, costs and expenses in connection with the preparation and adjustment of the Net Asset Value Statement and in connection with the determination of the Aggregate NAV.

RESOLUTION OF DISPUTES
7.1 In the event of there being any dispute between Angus MacKenzie & Company (on behalf of Group) and Dollar as to the preparation of the Net Asset Value Statement and/or the determination of the Aggregate NAV, such dispute shall be referred by either Angus MacKenzie & Company (on behalf of Group) or by Dollar to the decision of an independent chartered accountant in accordance with the following provisions of this Clause.
7.2 The independent chartered accountant referred to in Clause 7.1 above shall act as an expert and not as an arbiter or arbitrator and shall be mutually nominated by Angus MacKenzie & Company (on behalf of Group) and Dollar or, failing agreement as to nomination, shall be nominated by the President for the time being of The Institute of Chartered Accountants of Scotland on the application of either Angus MacKenzie & Company (on behalf of Group) or Dollar. The costs of such independent chartered accountant shall be payable by Group.
7.3 The independent chartered accountant referred to in Clause 7.1 above shall be appointed on terms that he shall require one set of submissions in writing to be made to him by Angus MacKenzie & Company (on behalf of Group) and by Dollar within such time (being not more than 30 days) as the independent chartered accountant shall determine. Such independent chartered accountant shall be entitled in his discretion to accept counter-submissions from Angus MacKenzie & Company (on behalf of Group) or Dollar (or their respective professional advisers), and such independent chartered accountant shall further be appointed on the terms that he shall lay down in writing and give a decision on the matter or matters in dispute not later than 30 days after the dispute shall have been referred to him in accordance with this Clause.

AGGREGATE NAV ADJUSTMENT
8.1 Group shall be entitled (with the agreement of Dollar) to have excluded from the determination of the Aggregate NAV such one or more of the debts, liabilities, obligations, other outgoings or expenses of Dollar and/or of Black Isle which:-
     (a)     but for the exclusion  thereof  in  terms of this Clause
             8.1 from the determination of the Aggregate NAV, would have been included and taken into account in such determination; and
     (b) if included and taken into account in the determination of the Aggregate NAV would result in the Aggregate NAV being less than Pounds 500,000.
     Group shall (with the agreement of Dollar) be entitled to determine which of the debts, liabilities, obligations, other outgoings or expenses of Dollar and/or of Black Isle is or are so excluded from the determination of the Aggregate NAV in terms of this Clause 8.1, and Group shall not assume or be responsible or liable for any debt, liability, obligation, other outgoing or expense of Black Isle or of Dollar which is so excluded from the determination of the Aggregate NAV. Group shall, for the purposes of this Clause 8.1, act through and be represented by Angus Mackenzie & Company.
8.2 If, subject always to Clause 8.1 above, the amount of the Aggregate NAV is less than Pounds 500,000, then Lynton and Dollar shall jointly and severally pay in cash to Group, within seven days following the determination of the Aggregate NAV, a sum (exclusive of Value Added Tax) equal to the amount by which the Aggregate NAV is less than Pounds 500,000, provided that the obligation and liability of Lynton and Dollar to pay cash to Group in terms of this Clause may, subject to the prior agreement in writing of Group, be satisfied by the transfer to Group of such asset or assets the net value or aggregate net value of which is agreed in writing by Angus MacKenzie & Company (on behalf of Group) to equal so much of such obligation or liability as is not satisfied by a cash payment to Group.
PASSING OF RISK AND TITLE
9.1 Risk of loss or damage to each of the Sale Items, the Business Premises, the Leased Assets and the Lynton Owned Helicopter shall pass to Group on the Completion Date.
9.2 Where title to any of the Sale Items can pass to Group on the delivery or constructive delivery of that one of the Sale Items to Group, then title to that one of the Sale Items shall pass to Group on the delivery or constructive delivery thereof to Group.

ASSETS SOLD AND TRANSFERRED FREE OF ENCUMBRANCES
10.1 The Sale Items (but for the avoidance of doubt, excluding each of the Leased Assets) are sold and transferred to Group in terms of this Agreement free from any lien, charge, encumbrance or claim whatsoever, so that Group shall acquire a good and unencumbered title thereto.
10.2 The Leased Assets are transferred to Group subject to the agreements on which they are held by Black Isle or, as the case may be, Dollar; and Group has satisfied itself as to the terms and conditions of such agreements.
10.3 The tenant's interest in the Inverness Premises is transferred to Group subject to the lease under which such interest has been granted to or is held by Black Isle; and Group has satisfied itself as to the terms and conditions of such lease.
10.4 The tenant's interests in the Cumbernauld Premises and in the Coventry Premises are transferred to Group subject to the leases by which such interests have been granted to or are held by Dollar; and Group has satisfied itself as to the terms and conditions of such leases.
10.5 Subject always to Clause 8.1 of this Agreement, Group hereby agrees to pay the rental charges, finance charges, insurance charges and any maintenance charges in respect of the Leased Assets in respect of any period commencing after 31 August 1995; and Group shall keep Black Isle and Dollar on demand freed and relieved from, and indemnified against, any liability which Black Isle and/or Dollar may suffer or occur in connection with any such charges.
10.7 Group hereby agrees to pay the tenants or occupier's expenses in respect of the Business Premises in respect of any period commencing after 31 August 1995; and Group shall keep Black Isle and Dollar on demand freed and relieved from, and indemnified against, any liability which Black Isle or Dollar may suffer or occur in connection with any such expenses.

NO WARRANTY AS TO CONDITION OF  REPAIR  OR  OF FITNESS FOR PURPOSE OR
USE
11.1 The Sale Items are sold by Dollar to Group, and the Leased Assets are transferred by Dollar to Group, without any warranty as to condition, repair or merchantable quality and without any warranty as to fitness for purpose or use; and Group hereby acknowledges and confirms that Group has inspected each of the Sale Items and each of the Leased Assets which is corporeal and moveable and that Group is purchasing such of the Sale Items and is accepting such of the Leased Assets in their respective conditions and states of repair as at the Completion Date.
11.2 No warranty is given by Dollar to Group as to the condition or state of repair of any of the Business Premises (including any buildings thereon). Group confirms that it has inspected each of the Business Premises (including any buildings thereon) and that Group in becoming tenant of each of the Business Premises accepts each of the Business Premises (including all buildings thereon) in its respective condition and state of repair as at the Completion Date.

THE DENHAM STOCK
12. Lynton and Dollar shall jointly and severally set aside each item of the Denham Stock from any other property or assets of any member of the Lynton Group or any third party and, until such time as any item of the Denham Stock is used or sold by or on behalf of Group, Lynton and Dollar shall jointly and severally keep such item clearly identified and identifiable as being the property of Group.

CONTRACT TERMS
13. Dollar hereby warrants to Group that no notice has been given or received by any of Lynton, Black Isle or Dollar terminating any of the Current Contracts (and, in particular but without prejudice to the generality, terminating (a) the lease of any of Leased Helicopters, (b) the lease of the Cumbernauld Premises,
     (c) the lease of the Inverness Premises, (d) the lease of the Coventry Premises or (e) any of the agreements with customers specified in Section V of Part 6 of the Schedule).

COLLECTION OF DEBTS
14.1 If after 31 August 1995 any third party has paid or shall pay to Black Isle any amount due to Group (including any of the book debts sold to Group in terms of this Agreement), then Black Isle shall hold such amount in trust for Group and shall immediately on or the later of the Completion Date and the receipt of such amount by Black Isle pay such amount to Group without any deduction or set off and shall so far as possible pay or account to Group for such monies without Black Isle having first banked such amount.
14.2 If after 31 August 1995 any third party has paid or shall pay to Dollar any amount due to Group (including any of the book debts of Dollar sold to Group in terms of this Agreement), then Dollar shall hold such amount in trust for Group and shall immediately on the later of the Completion Date and the receipt of such amount by Dollar pay such amount to Group without any deduction or set off and shall in so far as possible pay or account for such monies to Group without Dollar having first banked such amount.
14.3 Dollar shall, if requested in writing by Group so to do, collect for and on behalf of and as agent for Group any of the book debts sold to Group in terms of this Agreement and/or payment for any work carried out or services provided by Black Isle and/or Dollar on or prior to midnight on 31 August 1995 for which Black Isle and/or Dollar has not received payment as at midnight on 31 August 1995, and the provisions of Clause 14.2 above shall apply to any payment recovered by Dollar as such agent for and on behalf of Group.

VALUE ADDED TAX
15.1 Any value added tax payable by Group to Dollar pursuant to the sale by Dollar to Group in terms of this Agreement shall be paid by Group to Dollar on Dollar's demand in writing or, if later, on the submission of a relevant value added tax invoice by Dollar to Group.

15.2 Dollar and Group agree to use all reasonable endeavours to procure that the sale by Dollar to Group in terms of this Agreement is treated neither as a supply of goods nor as a supply of services but as a going concern for the purposes of value added tax and that Section 49(1) of the Value Added Tax Act 1994 and paragraph 5 of the Value Added Tax (Special Provisions) Order 1992 will apply thereto.
EMPLOYEES
16.1 Dollar and Group acknowledge and agree that, pursuant to The Transfer of Undertakings (Protection of Employment) Regulations 1981, the contracts of employment between Dollar and each of the Transferring Employees will have and be deemed to have effect from and after the Completion Date as if originally made with Group.
16.2 Lynton and Dollar hereby jointly and severally undertake that they shall jointly and severally be responsible for, and shall accordingly jointly and severally free and relieve and hold Group indemnified from and against, all liability which Group may suffer or incur in respect of any of the Excluded Employees including, without prejudice to the generality, any liability in respect of remuneration, pay in lieu of notice, profit sharing entitlement, compensation for loss of office, compensation for unfair or wrongful or constructive dismissal, redundancy pay or compensation, pension contributions, pensions benefits or otherwise.
16.3 All liabilities (both contractual and delictual and including remuneration and other benefits, national insurance contributions, PAYE and pension contributions) in respect of the Transferring Employees down to midnight on 31 August 1995 are for the account of and shall be discharged jointly and severally by Lynton and Dollar; and Lynton and Dollar shall jointly and severally keep Group on demand freed and relieved from, and indemnified against, any such liability.
16.4 All liabilities (both contractual and delictual and including remuneration and other benefits, national insurance contributions, PAYE and pension contributions) in respect of the Transferring Employees after midnight on 31 August 1995 and in respect of all accrued holiday pay of the Transferring Employees and any claims on the ground of unfair dismissal, constructive dismissal or redundancy by any of the Transferring Employees are for the account of and shall be discharged by Group; and Group shall keep Dollar on demand freed and relieved from, and indemnified against, any such liability.

THE BUSINESS PREMISES
17. It shall be the obligation of Dollar to obtain (a) a release by the landlord of the Inverness Premises of Black Isle from the tenant's obligations under the lease of the Inverness Premises,
     (b) a release by the landlord and head landlords of the Cumbernauld Premises of Dollar from the tenant's obligations under the lease of the Cumbernauld Premises and (c) a release by the landlord of the Coventry Premises of Dollar from the tenant's obligations under the lease of the Coventry Premises.

THIRD PARTY AND LANDLORDS' CONSENTS
18. Until Group is vested in any of the Sale Items, Dollar (or, as the case may require, Black Isle) shall hold that one of the Sale Items in trust for and as trustee of Group.

BOOKS AND RECORDS
19.1 The books and records of the Dollar Business (including the books and records of the Black Isle Business) shall be (if so required by law) delivered by Dollar to Group and Group shall retain all the books and records which are so delivered by Dollar to Group until 31 August 2001; and until 31 August 2001 those books and records shall at all reasonable times during business hours be open (at premises within a radius of 20 miles from Redwood, 19 Culduthel Road, Inverness IV2 4AA or at such other location as Dollar may agree in writing) to the inspection and use of Dollar and its employees and agents and such other persons as may be authorised in writing by Dollar, who shall be entitled to take (at the expense of Dollar) such copies and extracts therefrom as Dollar may reasonably require.
19.2 Until 31 October 1995 (or such later date as may be agreed between Group and PLM), each of Dollar and Group shall make available to the other (free of charge) all books, records, operating manuals and certificates as are required to enable Dollar to retain the air operator's certificate of Dollar and as are required to enable Group to operate helicopters under the authority of that certificate.
19.3 Until 31 October 1995, Dollar shall maintain in force the air operator's certificate of Dollar and shall permit Group free of charge to operate helicopters under the authority of that certificate.

NAME CHANGES
20.1 On 31 October 1995 (or such other date as may be agreed in writing by Lynton, Dollar and Group) Lynton and Dollar shall jointly and severally deliver to Group:-
     20.1.1 the principal copy (signed by a Director or by of the Secretary of Black Isle) of a special resolution, duly passed at a duly convened and held general meeting of the members of Black Isle, changing the name of Black Isle to a name which does not include any of the initials or words "PLM", "Helicopter", "Helicopters", "Dollar", "Air", "Services", "Black" or "Isle", together with a cheque for Pounds 20 payable to the Registrar of Companies and confirmation that Group can deliver such principal copy and cheque to the Registrar of Companies;
     20.1.2 the principal copy (signed by a Director or by the Secretary of Dollar) of a print of a special resolution, duly passed at a duly convened and held general meeting of the members of Dollar, changing the name of Dollar to a name which does not include any of the initials or words "PLM", "Helicopter", "Helicopters", "Dollar", "Air", "Services", "Black" or "Isle", together with a cheque for Pounds 20 payable to the Registrar of Companies and confirmation that Group can deliver such principal copy and cheque to the Registrar of Companies;
     20.1.3 the principal copy (signed by a Director or by the Secretary of Dollar Helicopters Limited) of a print of a special resolution, duly passed at a duly convened and held general meeting of the members of Dollar
             Helicopters Limited, changing the name of Dollar Helicopters Limited to a name which does not include any of the initials or words "PLM", "Helicopter", "Helicopters", "Dollar", "Air", "Services", "Black" or "Isle", together with a cheque for Pounds 20 payable to the Registrar of Companies and confirmation that Group can deliver such principal copy and cheque to the Registrar of Companies;
     20.1.4 the principal copy (signed by a Director or by the Secretary of DollarAir Trading Limited) of a print of a special resolution, duly passed at a duly convened and held general meeting of the members of DollarAir Trading Limited, changing the name of DollarAir Trading Limited to a name which does not include any of the initials or words "PLM", "Helicopter", "Helicopters", "Dollar", "Air", "Services", "Black" or "Isle", together with a cheque for Pounds 20 payable to the Registrar of Companies and confirmation that Group can deliver such principal copy and cheque to the Registrar of Companies.

INTEREST ON LATE PAYMENTS
21. If any sum payable by one party to any other party in terms of this Agreement is not paid on the due date for payment thereof, interest shall be paid on demand by the party in default to the party to whom such sum is payable on the balance of such sum which is from time to time and for the time being outstanding at the rate of five PER CENT PER ANNUM above the base rate from time to time and for the time being of the Bank of Scotland. Such interest shall be calculated on a daily basis and on the basis of 365 day year.

FURTHER ASSURANCE
22. Upon and after the Completion Date, Lynton, Dollar and Black Isle shall (subject always to the due and punctual performance by Group of Group's obligations under this Agreement) jointly and severally do and execute all necessary acts, deeds, documents and things for effectively vesting in Group each of the Sale Items (excluding, for the avoidance of doubt, the Leased Assets) in accordance with this Agreement.

EXERCISE OF RIGHTS
23. No failure to exercise and no delay in exercising on the part of any party to this Agreement of any right, power or privilege under this Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege under this Agreement preclude any other or further exercise of any right, power or privilege under this Agreement.

STAMP DUTY AND EXPENSES
24. All legal fees and expenses and any stamp duty or value added tax payable in respect of or pursuant to this Agreement or the sale and transfer to Group in terms of this Agreement shall be the responsibility of, and shall be paid by, Group.

ANNOUNCEMENT
25. No press announcement or circular relating to the sale and transfer to Group in terms of this Agreement or to any other matter referred to or contained in this Agreement shall be made or issued at any time by:-
     25.1 Group without the prior written approval of Lynton (but such approval shall not be unreasonably withheld or delayed); or
     25.2 any of Lynton, Black Isle or Dollar without the prior written approval of Group (but such approval shall not be unreasonably withheld or delayed).

NOTICES
26.1 Any notice under this Agreement shall be in writing and shall be signed by or on behalf of the party giving the notice.
26.2 Any such notice shall be served by leaving it or sending by pre-paid recorded delivery post or (subject to Clause 26.4 below) facsimile:-
     26.2.1 in the case of any of Lynton, Black Isle or Dollar, at or to Denham Airport, Hangar Road, Oxbridge, Middlesex UB9 5DF facsimile number 01895-832564 (marked for the attention of Christopher Tennant or Manus O'Donnell) or to any other address or facsimile number or marked for the attention of any other person as Lynton, Black Isle or Dollar (as the case may be) may notify in writing to Group for the purposes of this Clause; and
     26.2.2 in the case of Group, at or to Angus MacKenzie & Company, 19 Culduthel Road, Inverness IV2 4AA, facsimile number 01463-235171 (marked for the attention of "J. Francis") or to any other address or facsimile number or marked for the attention of any other person as Group may notify in writing to Lynton for the purposes of this Clause.
26.3 Any notice served by post shall (unless the contrary is proved) be deemed to have been served 48 hours from the time of posting and any notice served by facsimile shall be deemed to have been served at the time of despatch; in proving such service it shall be sufficient to prove, in the case of a letter, that such letter was properly addressed and was posted in accordance with Clause 26.2 above and in the case of a facsimile that such facsimile was duly despatched to a current facsimile of the addressee.
26.4 A copy of any notice served by facsimile shall (within 24 hours after transmission thereof by facsimile) be sent by pre-paid recorded delivery post in accordance with Clause 26.2 above to the addressee thereof.

ASSIGNATIONS
27.1 None of Lynton, Black Isle or Dollar shall be entitled to assign or otherwise transfer all or any of its rights or obligations under this Agreement without the prior consent in writing of Group.
27.2 Group shall not be entitled to assign or otherwise transfer all or any of its rights or obligations under this Agreement without the prior consent in writing of Lynton.

GOVERNING LAW
28. This Agreement shall be governed by and construed in accordance with the Law of Scotland and each of Lynton and Dollar hereby submit to the non-exclusive jurisdiction of the Scottish Courts:
     IN WITNESS WHEREOF

SCHEDULE to the foregoing Agreement between (1) PLM DOLLAR GROUP LIMITED, (2) DOLLARAIR SERVICES LIMITED, (3) BLACK ISLE HELICOPTERS LIMITED AND (4) LYNTON GROUP LIMITED

                              PART 1
                          THE FIXED ASSETS
        See pages 36A, 36B and 36C, 36D and 36E which follow

                              PART 2
                    THE DOLLAR OWNED HELICOPTERS

1.   Lama SA 315B, serial number 2591, registration mark G-BNNF.
2.   Augusta Bell 206B, serial number 8567, registration mark G-BTWW.
3.   Augusta Bell 206B, serial number 0348, registration mark G-BEWY.
4.   Aerospatiale  AS355F1,  serial number 5011, registration mark G-
     BVLG.

                               PART 3
                         THE LEASED ASSETS

1.   The Leased Helicopters.
2.   The Leased Vehicles.
3.   Sopho  K308  telephone  system   (located   at  the  Cumbernauld
     Premises) leased by Dollar from Schroderlease Limited.
4. NP 1215 copier and Canon T301 facsimile machine leased by Dollar from Lloyds Bowmaker Leasing Limited.

                               PART 4
                       THE LEASED HELICOPTERS

1. Aerospatiale Twin Squirrel, serial number 5223, registration mark G-PLAX leased by Dollar from IS & G Steel Stockholders Limited.
2. Aerospatiale Squirrel AS350B1, serial number 1991, registration mark G-BVJE leased by Dollar from IS & G Steel Stockholders Limited.
3. Augusta Bell 206B, serial number 587, registration mark G-AYMW leased by Dollar from Richard J K Belmont.
4. Aerospatiale Squirrel AS355F1, serial number 5201 registration mark G-BPRJ leased by Dollar from Gilbert Greenall.
5. Aerospatiale Squirrel AS350B1, serial number 1963, registration mark G-BWFY leased by Dollar from Penelope Pilkington and Karen Marie Armitage.
6. Augusta Bell 206BIII, serial number 8596, registration mark G-BHXV leased by Dollar from Penelope Pilkington and Karen Marie Armitage.

                               PART 5
                         THE LEASED VEHICLES

1. Ford Transit 190 (Crew Cab) registration number L61 WSM leased by Dollar from Ford Credit Europe plc.
2. Toyota Hi-Lux diesel pickup registration number K728 HJS leased by Black Isle from General Guarantee Corporation Limited.
3. Rover 820i Fastback registration number J60 DJM leased by Black Isle from Farming and Agricultural Finance Limited.
4. Renault Safrane 2.2 Executive Hatchback registration number M81 ASM leased by Dollar from RFS Limited.
5.   Mitsubishi  L200  pick-up  leased  from  Farm  and  Agricultural
     Finance Limited.

                               PART 6
                       THE LONG TERM CONTRACTS

I    HELICOPTER LEASES
     (a) Lease by Dollar from IS & G Steel Stockholders Limited of Aerospatiale Twin Squirrel, serial number 5223, registration mark G-PLAX.
     (b) Lease by Dollar from IS & G Steel Stockholders Limited of Aerospatiale Squirrel AS350B1, serial number 1991, registration mark G-BVJE.
     (c) Lease by Dollar from Michael J K Belmont of Augusta Bell 206B, serial 587, registration mark G-AYMW.
     (d) Lease by Dollar from Gilbert Greenall of Aerospatiale Squirrel AS355F1, serial number 5201, registration mark G-BPRJ.
     (e) Lease by Dollar from Penelope Pilkington and Karen Marie Armitage of Aerospatiale Squirrel AS350B1, serial number 1963, registration mark G-BWFY.
     (f) Lease by Dollar from Penelope Pilkington and Karen Marie Armitage of Augusta Bell 206B III, serial number 8596, registration mark G-BHXV.


II   VEHICLE LEASES
     1. The Lease by Dollar from Ford Credit Europe plc of Ford Transit 190 (Crew Cab) registration number L61 WSM.
     2. The Lease by Black Isle from General Guarantee Corporation Limited of Toyota Hi-Lux diesel pickup registration number K728 HJS.
     3. The Lease by Black Isle from Farming and Agricultural Finance Limited of Rover 820i Fastback registration number J60 DJM.
     4.      The Lease by Dollar from RFS Limited  of Renault Safrane
             2.2 Executive Hatchback registration number M81 ASM.
     5. Lease by Dollar from Farm and Agricultural Finance Limited of Mitsubishi L200 pick-up.

III  OFFICES EQUIPMENT LEASES/RENTALS
     1. Lease (Agreement Number 023-6646) by Dollar from Schroderlease Limited of Sopho K308 telephone system (being the telephone system in the Cumbernauld Premises).
     2.      Lease by Dollar  from Lloyds Bowmaker Leasing Limited of
             (a) one NP 1215 copier and (b) one Canon T301 facsimile machine.

IV   BUSINESS PREMISES
     1. Lease by Dollar from Cormack Aircraft Services Limited (as landlord) and Cumbernauld Development Corporation (as head landlord) of premises at Cumbernauld Airport.
     2. Lease by Black Isle from Highlands and Islands Airports Limited of Hanger Building Number 124 at Inverness Airport.
     3.      THE LEASE OF THE COVENTRY PREMISES.

V    AGREEMENTS WITH CUSTOMERS
     1. Agreement (Contract Number 1811A/RFW/86/A/HELI'93) dated 16 October 1992 between Dollar and British Gas plc.
     2. Agreement Number F94773B dated 1 April 1994 between Dollar and British Nuclear Fuels plc.
     3. Agreement Number SC940294 between Black Isle and British Telecommunications plc.
     4.      Colillte Teoranta arrangements.
     5. Agreement between Dollar and Manweb plc pursuant to Purchase Order No. NCP1300374 of Manweb plc.
     6. Agreement between Dollar and Northern Ireland Electricity plc pursuant to Purchase Order No. Q306853D of Northern Ireland Electricity plc.
     7. Agreement dated 3 February 1992 between Dollar and Norweb plc (following on Engineering Specification 400H1).
     8. Agreement dated 1 July 1995 between Serco Limited and Dollar pursuant to the tender by Dollar for the provision of helicopter services at Raasay Ranges.
     9. Agreement between Dollar and Scotphos Limited as set out in the letter dated 25 May 1995 from Dollar to Scotphos Limited.
     10.     Agreement  (being Contract No. CP000250)  with  Scottish
             Hydro-Electric plc.
     11. Agreement between Dollar and Scottish Power plc relating to Scottish Power plc's specification 0049/91/1.

                               PART 7

     THE TRANSFERRING EMPLOYEES

Names                       Current Annual    Date of Birth    Date of
                            Salary                             Commencement
                                                               of Employment
(A)  Pilots                 Pounds 25,602.00
Connolly                    29,682.00         29/01/45         01/10/89
Durston                     25,000.00         27/09/44         01/07/86
MacCallum                   25,520.04         24/07/47         01/07/94
Salt                        23,900.04         09/04/63         03/04/89
Sutton                                        27/01/46         01/03/94

(B)Operations
Kilgour                     14,499.96         18/05/51         02/04/91

(C)Engineering
Marr                        13,800.00         28/09/62         15/08/94
Patrick                     20,400.00         22/11/45         03/12/90
Riggans                     12,000.00         17/03/65         15/08/94
Strain                      19,446.96         22/01/60         12/09/90
Vautier                     14,446.04         15/05/45         01/02/78
Slattery                    20,420.00         22/02/47         01/03/78
Matheson                    10,400.00         25/02/69         24/04/92
Marshall                    19,000.00         00/00/00         17/07/95

(D)Administratio
S J McCallum                11,000.00         12/04/51         13/07/89

(E)Ground Crew
M Dobie                     8,580.00          13/02/65         06/09/94

(F)Management
S G Hogarth                 40,500.00         26/02/50         21/12/87
D J McCallum                33,000.00         04/05/51         01/06/89

(G)Sales and Marketing
J G Simpson                 29,600.04         20/01/49         01/01/78

(H)Forestry Loaders
Sutherland                  3,800.00          22/12/74         13/03/95
Davis                       3,800.00          14/07/56         25/07/95
Smith                       3,800.00          02/01/67         29/05/95

              PART 8

 THE AGGREGATE NET ASSET VALUE STATEMENT


The Dollar Owned Helicopters                Pounds
1,065,000
The Fixed Assets                            Pounds 306,593
The Owned Vehicles and the Leased Vehicles  Pounds 64,300
The Stocks                                  Pounds l
Book debts, cash in hand and at bank and other
current assets                              Pounds l
Less
Amount (including principal and accrued interest)
of Dollar's overdraft with Barclays Bank PLC repaid
by Group                                    Pounds l
Trade and other creditors and liabilities (including the BVLG Debt, the BTWW Debt and the BEWY Debt)Pounds L