Form 10-Q
period 1995-12-31
LYNTON GROUP INC
filed 1996-02-13
CIK 27566

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                      FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended DECEMBER 31, 1995

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_____to_____



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

Registrant's telephone number, including area code: (201) 292-9000


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

        Common, $.30 par value per share: 1,962,177
            Outstanding as of February 1, 1996

                  Part 1 - FINANCIAL INFORMATION


               LYNTON GROUP, INC. AND SUBSIDIARIES

      INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION


                  PERIOD ENDED DECEMBER 31, 1995


            ITEM                                            PAGE

Item 1 - Financial Statements:

     Condensed Consolidated Balance Sheets -
     December 31, 1995 and September 30, 1995                3

     Condensed Consolidated Statements of Operations -
     For the Three months ended December 31, 1995 and 1994   4

     Condensed Consolidated Statements of Cash Flows -
     For the Three months ended December 31, 1995 and 1994   5

     Notes to Condensed Consolidated Financial Statements    6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and results of operations                7-8

                 LYNTON GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31,         SEPTEMBER 30,
                                             1995                 1995
                                          (UNAUDITED)           (AUDITED)
ASSETS
CURRENT ASSETS:
CASH                                             $240,504              $137,322
ACCOUNTS RECEIVABLE                             1,792,275            1,948,368
DUE FROM AFFILIATES                                     -              156,396
INVENTORIES                                       962,785            1,019,810
PREPAIDS AND OTHER CURRENT ASSETS                 399,445              299,181
TOTAL CURRENT ASSETS                            3,395,009            3,561,077

PROPERTY, PLANT AND EQUIPMENT                  17,126,171           17,280,678
LESS ACCUMULATED DEPRECIATION  AND
AMORTIZATION                                    3,528,284            3,453,387
                                               13,597,887           13,827,291

DUE FROM AFFILIATE                                191,308              191,308
FUNDS HELD IN ESCROW                              150,000              150,000
INVESTMENT IN JOINTLY-OWNED COMPANY               999,079            1,201,248
LONG-TERM GROUND LEASE, LESS                    2,036,665            2,051,351
ACCUMULATED AMORTIZATION
GOODWILL, LESS ACCUMULATED                      2,262,137            2,284,408
AMORTIZATION
OTHER ASSETS AND DEFERRED CHARGES,                630,388              656,257
LESS ACCUMULATED AMORTIZATION
                                              $23,262,473           $23,922,940

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
REVOLVING CREDIT FACILITIES                      $420,019             $240,533
DUE TO AFFILIATES                                  92,281                    -
ACCOUNTS PAYABLE AND ACCRUED                    3,690,287            3,949,928
LIABILITIES
ADVANCES FROM CUSTOMERS AND DEFERRED              924,798            1,167,103
REVENUE
CURRENT PORTION OF CAPITAL LEASE                   24,809               26,701
OBLIGATIONS
CURRENT PORTION OF LONG-TERM DEBT               1,740,694              924,580
TOTAL CURRENT LIABILITIES                       6,892,888            6,308,845

LONG-TERM DEBT DUE TO HM HOLDINGS,              6,605,923            6,605,923
INC.
MORTGAGE NOTE DUE TO CONNECTICUT                7,870,151            8,009,310
MUTUAL
SENIOR SUBORDINATED CONVERTIBLE                 1,666,667            2,500,000
DEBENTURES
OTHER LONG-TERM DEBT                              275,829              295,618

STOCKHOLDERS' EQUITY:
SERIES C  PREFERRED                                    10                   10
SERIES D PREFERRED                                     20                   20
COMMON STOCK                                      588,653              587,153
ADDITIONAL PAID-IN CAPITAL                      8,324,555            8,321,055
ACCUMULATED DEFICIT                            (8,869,115)          (8,624,285)
TRANSLATION ADJUSTMENT                            (93,108)             (80,709)
TOTAL STOCKHOLDERS' EQUITY                        (48,985)             203,244
                                              $23,262,473          $23,922,940

                       SEE ACCOMPANYING NOTES.

                  LYNTON GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                              (UNAUDITED)


                                              1995                1994
NET  REVENUES                                  $6,353,289           $8,190,381
EXPENSES:
DIRECT COSTS                                    5,030,559            6,257,337
SELLING, GENERAL AND ADMINISTRATIVE               695,607              898,352
DEPRECIATION                                      166,892              242,626
AMORTIZATION OF GOODWILL AND GROUND                31,405               46,499
LEASE
OPERATING INCOME                                  428,826              745,567

AMORTIZATION OF DEBT DISCOUNT AND                  34,869               34,844
ISSUANCE COSTS
INTEREST                                          389,869              445,318
EQUITY IN LOSS OF JOINTLY-OWNED                   176,878                     -
COMPANY
(LOSS) INCOME BEFORE PROVISION FOR               (172,790)             265,405
INCOME TAXES
INCOME TAX PROVISION                                    -                    -
NET (LOSS) INCOME                                (172,790)             265,405

LESS DIVIDENDS ON PREFERRED STOCK                       -              (47,947)
NET (LOSS) INCOME ATTRIBUTABLE TO               ($172,790)            $217,458
COMMON STOCK

NET (LOSS) INCOME PER SHARE OF
COMMON STOCK
PRIMARY                                            ($0.09)               $0.11

FULLY-DILUTED                                      ($0.07)               $0.09

                       SEE ACCOMPANYING NOTES.

                  LYNTON GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                              (UNAUDITED)

                                              1995                1994
CASH FLOWS FROM OPERATING
ACTIVITIES:
NET (LOSS) INCOME                               ($172,790)            $265,405
ADJUSTMENTS TO RECONCILE NET (LOSS)
INCOME TO CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                     233,165              323,969
EQUITY LOSS IN JOINTLY-OWNED COMPANY              176,878                     -
CHANGE IN CERTAIN ASSETS AND
LIABILITIES:
ACCOUNTS RECEIVABLE                               125,649               98,331
DUE FROM/TO AFFILIATES (NET)                      277,561              288,259
INVENTORIES                                        38,873              178,080
AIRCRAFT HELD FOR RESALE                                -               94,915
PREPAIDS AND OTHER ASSETS                        (106,357)            (294,276)
ACCOUNTS PAYABLE AND ACCRUED                     (290,695)            (846,042)
EXPENSES
ADVANCES FROM CUSTOMERS AND DEFERRED             (222,154)             423,601
REVENUES
NET CASH PROVIDED BY OPERATING                     60,130              532,242
ACTIVITIES

CASH FLOW FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES (NET)                         21,321               (3,160)
NET CASH PROVIDED (USED) BY                        21,321               (3,160)
INVESTING ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES:
CAPITAL LEASE OBLIGATIONS (NET)                    (6,645)              27,387
DIVIDENDS PAID ON PREFERRED STOCK                       -              (47,947)
PROCEEDS FROM ISSUANCE OF COMMON                    5,000                    -
STOCK
PROCEEDS OF BORROWINGS FROM HM                          -              500,000
HOLDINGS, INC.
PROCEEDS (REPAYMENTS) OF REVOLVING                186,097             (511,112)
CREDIT FACILITIES
REPAYMENT OF NOTES PAYABLE AND LONG-             (162,721)            (410,261)
TERM DEBT
NET CASH PROVIDED (USED) BY                        21,731             (441,933)
FINANCING ACTIVITIES
EFFECT OF EXCHANGE RATE CHANGES ON                      -                     -
CASH
INCREASE IN CASH                                  103,182               87,149
CASH, BEGINNING OF PERIOD                         137,322              143,689
CASH, END OF PERIOD                              $240,504             $230,838

SUPPLEMENTAL INFORMATION
INTEREST PAID                                    $391,542             $424,685
TAXES PAID                                             $-                   $-

                              SEE ACCOMPANYING NOTES.

     LYNTON GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED
            FINANCIAL STATEMENTS
              December 31, 1995


Note 1.  BASIS OF PRESENTATION

      The  accompanying  unaudited  condensed
consolidated  financial  statements have been
prepared   in   accordance   with   generally
accepted  accounting principles  for  interim
financial   information    and    with    the
instructions  to  Form 10-Q and Article 10 of
Regulation  S-X.  Accordingly,  they  do  not
include all of  the information and footnotes
required  by  generally  accepted  accounting
principles for complete financial statements.
In the opinion of management, all adjustments
(consisting  of  normal  recurring  accruals)
considered necessary  for a fair presentation
have  been included.  Operating  results  for
the three  month  period  ended  December 31,
1995  are not necessarily indicative  of  the
results  that  may  be  expected for the year
ending September 30, 1996. The balances as of
September   30,  1995  in  the   accompanying
balance sheets,  have  been  derived from the
audited financial statements as of such date.
For   further  information,  refer   to   the
consolidated    financial    statements   and
footnotes  thereto  included  in  the  Lynton
Group, Inc. (the "Company") Annual  Report on
Form 10-K for the year ended September 30, 1995.

PART  1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S  DISCUSSION  AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS

RESULTS OF OPERATIONS

REVENUES & OPERATING INCOME

      Revenues  for  the  three months  ended
December  31,  1995 decreased  to  $6,353,000
from   revenues   of   $8,190,000   for   the
comparable fiscal 1995  period, a decrease of
$1,837,000 or 22.4%. On August  31,  1995 the
Company   tranferred  substantially  all  the
business, assets  and  liabilities  of Dollar
Air  and  Black  Isle to PDG, for 50% of  the
capital stock of PDG. Operating results prior
to August 31, 1995 reflect full consolidation
of Dollar Air and Black Isle while subsequent
to  this  date  the  Company's  proportionate
share of the results of operations of PDG are
reflected   under   the  equity   method   of
accounting.  Accordingly,   a   decrease   of
$1,317,000  in  revenues  and  $1,220,000  in
operating expenses from the same period last year is attributable to the effects of this transfer.

      For the three months ended December 31,
1995, the Company experienced  a  decrease of
$440,000   in   volume   of   aircraft  sales
transactions as compared to a particularly high level of such sales in the three months ended December 31, 1994.

      Operating  income for the three  months
ended December 31, 1995 decreased to $429,000
compared to operating  income of $746,000 for
the three months ended December  31,  1994, a
decrease    of   $317,000.    This   decrease
primarily consists of a decrease in operating
income  from  aircraft  sales  operations  of
approximately  $440,000,   partly  offset  by
reduced   levels  of  selling,  general   and
administrative expenses as compared to the same period last year.

INTEREST

      Interest expense for the  three  months
ended December 31, 1995 decreased to $390,000
compared to interest expense of $445,000  for
the  three  months ended December 31, 1994, a
decrease of $55,000   This  decrease  results
from   lower   levels  of  borrowing  at  the
Company's UK operations.

EQUITY IN LOSS OF JOINTLY-OWNED COMPANY

      For the three months ended December 31,
1995 the Company recorded a loss in equity of
jointly-owned company  of  $177,000  with  no
comparable  amount for the three months ended
December 31,  1994. Operating results for PDG
for the period reflect the seasonal nature of
helicopter  operations   in   Scotland,  with
reduced   customer   demand   for  helicopter
services   in   the  winter  months.   As   a
substantial portion of PDG costs are fixed, the result has been operating losses in these months and this amount reflects the Company's proportionate share of these losses.

NET INCOME

      Net  loss  for the three  months  ended
December 31, 1995 was $173,000 as compared to
net income of $265,000  for  the three months
ended  December  31,  1994,  a  decrease   of
$438,000.   This  decrease  is  primarily the
result  of  a  decrease  in  aircraft   sales
transactions and an equity loss in PDG of $177,000 for the three month period ended
December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1995, the Company had a
working  capital  deficit  of  $3,498,000  as
compared  to  a working  capital  deficit  of
$2,748,000 at September  30, 1995, a decrease
in   working   capital  of  $750,000.    This
reduction  in working  capital  is  primarily
attributable   to  the  classification  under
current liabilities  at  December 31, 1995 of
$833,000 being the amount to be provided into
a  sinking  fund  for the retirement  of  the
Company's  senior  subordinated   convertible
debentures in December, 1996. The Company currently has no material commitments for capital expenditures.

PART  II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          At the present time, there is no
          material litigation pending or, to
          management's, knowledge, threatened
          against the Registrant.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          (a)   None.

          (b)   The Company has 1,000 shares
                of Series C Convertible
                Preferred Stock and 2,000
                shares of Series D Preferred
                Stock outstanding. The Series
                C Convertible Preferred Stock
                pays a semi-annual dividend
                payable out of the assets of
                the Company legally available
                therefor at a rate of $30 per
                share, and the Series D
                Preferred Stock pays a
                quarterly cumulative dividend
                out of the assets of the
                Company legally available
                therefor at a rate equal to
                the average interest rate per
                annum, borne by the loans
                outstanding under the Credit
                Agreement, as amended, with HM
                Holdings, Inc. As of December 31,
                1995, the Company had accrued and
                unpaid dividends of $30,000
                relating to the Series C
                Convertible Preferred Stock and
                accrued and unpaid devidends of
                $42,041 related to the Series D
                Preferred Stock.

Item 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)   Exhibits

          11.0  Statement re Computation of
                Per Share Earnings

          (B)   Reports on Form 8-K

          Listed below are reports on Form
          8-K filed during the fiscal quarter
          ended December 31, 1995:

          None.

                 SIGNATURES


      Pursuant  to the  requirements  of  the
Securities  and Exchange  Act  of  1934,  the
Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



      LYNTON GROUP, INC.


Dated:                  By:  /S/CHRISTOPHER TENNANT
                             Christopher Tennant,
                             President and Chief
                             Executive Officer


Dated:                  By:  /S/ MANUS O'DONNELL
                             Manus O'Donnell,
                             Secretary and Treasurer
                             (Principal Financial Officer)

Exhibit 11 - Computation of per share earnings


                      LYNTON GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                               1995               1994
WEIGHTED AVERAGE SHARES OF COMMON                1,960,510         1,957,177
STOCK OUTSTANDING
WEIGHTED AVERAGE COMMON STOCK                            -            39,854
EQUIVALENTS
AVERAGE SHARES OUTSTANDING - PRIMARY             1,960,510         1,997,031
EARNINGS PER SHARE
SERIES C PREFERRED STOCK                           677,779           677,779
AVERAGE SHARES OUTSTANDING - FULLY               2,638,289         2,674,810
DILUTED EARNINGS PER SHARE


PRIMARY EARNINGS PER SHARE:
AVERAGE SHARES OUTSTANDING                       1,960,510         1,997,031
NET (LOSS) INCOME                                ($172,790)         $265,405
LESS DIVIDEND ON SERIES C & D                            -           (47,947)
PREFERRED STOCK
                                                ($172,790)          $217,458
PER SHARE AMOUNT                                   ($0.09)             $0.11



FULLY-DILUTED EARNINGS PER SHARE:
AVERAGE SHARES OUTSTANDING                       2,638,289         2,674,810
NET (LOSS) INCOME ATTRIBUTABLE TO                ($172,790)         $265,405
COMMON STOCK
LESS DIVIDEND ON SERIES D PREFERRED                      -           (32,947)
STOCK
                                                 ($172,790)         $232,458
PER SHARE AMOUNT                                    ($0.07)            $0.09