Form 10-Q/A
period 1995-12-31
LYNTON GROUP INC
filed 1996-02-23
CIK 27566

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                      FORM 10-Q/A
                     AMENDMENT #1


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

This amendment is for the purpose of amending Item 1 - Financial Statements,
Exhibit 11 - Computation of per share earnings, and the Financial Data
Schedule.

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

                       SEE ACCOMPANYING NOTES.

                  LYNTON GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                              (UNAUDITED)


                                              1995                1994
NET  REVENUES                                  $6,353,289           $8,190,381
EXPENSES:
DIRECT COSTS                                    5,030,559            6,257,337
SELLING, GENERAL AND ADMINISTRATIVE               695,607              898,352
DEPRECIATION                                      166,892              242,626
AMORTIZATION OF GOODWILL AND GROUND                31,405               46,499
LEASE
OPERATING INCOME                                  428,826              745,567

AMORTIZATION OF DEBT DISCOUNT AND                  34,869               34,844
ISSUANCE COSTS
INTEREST                                          389,869              445,318
EQUITY IN LOSS OF JOINTLY-OWNED                   176,878                     -
COMPANY
(LOSS) INCOME BEFORE PROVISION FOR               (172,790)             265,405
INCOME TAXES
INCOME TAX PROVISION                                    -                    -
NET (LOSS) INCOME                                (172,790)             265,405

LESS DIVIDENDS ON PREFERRED STOCK                 (72,041)             (47,947)
NET (LOSS) INCOME ATTRIBUTABLE TO               ($244,831)            $217,458
COMMON STOCK

NET (LOSS) INCOME PER SHARE OF
COMMON STOCK
PRIMARY                                            ($0.12)               $0.11

FULLY-DILUTED (1)                                  ($0.12)               $0.09

(1) The convertible Series C Preferred Stock and the related dividend effect had an anti-dilutive effect on earnings per share for the three months ending December 31, 1995 and are, therefore, excluded in the computation of fully-diluted earnings per share for this period.


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



      LYNTON GROUP, INC.


Dated: February 23, 1996   By:  /S/CHRISTOPHER TENNANT
                                Christopher Tennant,
                                President and Chief
                                Executive Officer


Dated: February 23, 1996   By:  /S/ MANUS O'DONNELL
                                Manus O'Donnell,
                                Secretary and Treasurer
                                (Principal Financial Officer)

Exhibit 11 - Computation of per share earnings


                      LYNTON GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                               1995               1994
WEIGHTED AVERAGE SHARES OF COMMON                1,960,510         1,957,177
STOCK OUTSTANDING
WEIGHTED AVERAGE COMMON STOCK                            -            39,854
EQUIVALENTS
AVERAGE SHARES OUTSTANDING - PRIMARY             1,960,510         1,997,031
EARNINGS PER SHARE
SERIES C PREFERRED STOCK                           677,779           677,779
AVERAGE SHARES OUTSTANDING - FULLY               2,638,289         2,674,810
DILUTED EARNINGS PER SHARE


PRIMARY EARNINGS PER SHARE:
AVERAGE SHARES OUTSTANDING                       1,960,510         1,997,031
NET (LOSS) INCOME                                ($172,790)         $265,405
LESS DIVIDEND ON SERIES C & D                      (72,041)          (47,947)
PREFERRED STOCK
                                                 ($244,831)         $217,458
PER SHARE AMOUNT                                    ($0.12)            $0.11



FULLY-DILUTED EARNINGS PER SHARE: (1)
AVERAGE SHARES OUTSTANDING                       1,960,510         2,674,810
NET (LOSS) INCOME ATTRIBUTABLE TO                ($172,790)         $265,405
COMMON STOCK
LESS DIVIDEND ON SERIES D PREFERRED                      -           (32,947)
STOCK
LESS DIVIDEND ON SERIES C & D                      (72,041)                -
PREFERRED STOCK
                                                 ($244,831)         $232,458
PER SHARE AMOUNT (1)                                ($0.12)            $0.09

(1) The convertible Series C Preferred Stock and the related dividend effect had an anti-dilutive effect on earnings per share for the three months ending December 31, 1995 and are, therefore, excluded in the computation of fully-diluted earnings per share for this period.