Form 10-Q
period 1996-03-31
LYNTON GROUP INC
filed 1996-05-07
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                      FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended MARCH 31, 1996

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

            THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_____to_____



               Commission file number: 0-6867

           LYNTON GROUP, INC.

   (Exact name of Registrant as specified in its charter)

           DELAWARE                        13-2688055
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification Number)

        9 AIRPORT ROAD
 MORRISTOWN MUNICIPAL AIRPORT
    MORRISTOWN, NEW JERSEY                   07960
     (Address of principal                (Zip Code)
      executive offices)

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

        Common, $.30 par value per share: 1,962,177
               Outstanding as of May 1, 1996

                  Part 1 - FINANCIAL INFORMATION


               LYNTON GROUP, INC. AND SUBSIDIARIES

      INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION


                   PERIOD ENDED MARCH 31, 1996


         ITEM                                             PAGE

Item 1 - Financial Statements:

    Condensed Consolidated Balance Sheets -
         March 31, 1996 and September 30, 1995              3

    Condensed Consolidated Statements of Operations -
         For the Three and Six months ended March 31, 1996
         and 1995                                           4

    Condensed Consolidated Statements of Cash Flows -
         For the Six months ended March 31, 1996 and 1995   5

    Notes to Condensed Consolidated Financial Statements    6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and results of operations               7-8

                LYNTON GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                         MARCH 31,        SEPTEMBER 30,
                                           1996               1995
                                        (UNAUDITED)         (AUDITED)
ASSETS
CURRENT ASSETS:
CASH                                          $134,437          $137,322
ACCOUNTS RECEIVABLE                          1,415,061         1,948,368
DUE FROM AFFILIATES                             16,746           156,396
INVENTORIES                                    934,659         1,019,810
PREPAIDS AND OTHER CURRENT ASSETS              357,810           299,181
TOTAL CURRENT ASSETS                         2,858,713         3,561,077

PROPERTY, PLANT AND EQUIPMENT               17,141,863        17,280,678
LESS ACCUMULATED DEPRECIATION  AND
AMORTIZATION                                 3,674,718         3,453,387
                                            13,467,145        13,827,291
DUE FROM AFFILIATE                             191,308           191,308
FUNDS HELD IN ESCROW                           150,000           150,000
INVESTMENT IN JOINTLY-OWNED COMPANY            932,664         1,201,248
LONG-TERM GROUND LEASE, LESS                 2,021,979         2,051,351
ACCUMULATED AMORTIZATION
GOODWILL, LESS ACCUMULATED                   2,241,618         2,284,408
AMORTIZATION
OTHER ASSETS AND DEFERRED CHARGES,             604,519           656,257
LESS ACCUMULATED AMORTIZATION
                                           $22,467,946       $23,922,940

LIABILITIES AND STOCKHOLDERS'EQUITY
 (NET CAPITAL DEFICIENCY)
CURRENT LIABILITIES:
REVOLVING CREDIT FACILITIES                    452,696          $240,533
ACCOUNTS PAYABLE AND ACCRUED                 3,707,145         3,949,928
LIABILITIES
ADVANCES FROM CUSTOMERS AND                    788,415         1,167,103
DEFERRED REVENUE
CURRENT PORTION OF CAPITAL LEASE                23,227            26,701
OBLIGATIONS
CURRENT PORTION OF LONG-TERM DEBT            1,684,890           924,580
TOTAL CURRENT LIABILITIES                    6,656,373         6,308,845

LONG-TERM DEBT DUE TO HM HOLDINGS,INC.       6,605,923         6,605,923
MORTGAGE NOTE DUE TO CONNECTICUT MUTUAL      7,730,573         8,009,310
SENIOR SUBORDINATED CONVERTIBLE              1,666,667         2,500,000
DEBENTURES
OTHER LONG-TERM DEBT                           258,795           295,618

STOCKHOLDERS' EQUITY:
SERIES C  PREFERRED                                 10                10
SERIES D PREFERRED                                  20                20
COMMON STOCK                                   588,653           587,153
ADDITIONAL PAID-IN CAPITAL                   8,324,555         8,321,055
ACCUMULATED DEFICIT                        (9,260,861)       (8,624,285)
TRANSLATION ADJUSTMENT                       (102,762)          (80,709)
TOTAL STOCKHOLDERS' EQUITY (NET              (450,385)           203,244
 CAPITAL DEFICIENCY)
                                           $22,467,946       $23,922,940

SEE ACCOMPANYING NOTES.

                   LYNTON GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                               (UNAUDITED)

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                  MARCH 31                    MARCH 31
                           1996          1995           1996           1995
NET  REVENUES             $6,037,094    $7,546,416    $12,390,383    $15,736,797
EXPENSES:
DIRECT COSTS               5,043,122     6,619,407     10,073,681     12,876,744
SELLING, GENERAL AND         672,556       885,066      1,368,163      1,783,418
ADMINISTRATIVE
DEPRECIATION                 163,198       223,093        330,090        465,719
AMORTIZATION OF GOODWILL      31,371        44,894         62,776         91,393
AND GROUND LEASE
OPERATING INCOME             126,847     (226,044)        555,673        519,523
(LOSS)

AMORTIZATION OF DEBT          34,868        34,868         69,737         69,712
DISCOUNT AND ISSUANCE
COSTS
INTEREST                     391,648       435,818        781,517        881,136
EQUITY IN LOSS OF             50,263             -        227,141              -
JOINTLY-OWNED COMPANY
LOSS BEFORE PROVISION      (349,932)     (696,730)      (522,722)      (431,325)
FOR INCOME TAXES
INCOME TAX PROVISION               -             -              -              -
NET LOSS                   (349,932)     (696,730)      (522,722)      (431,325)

LESS DIVIDENDS ON           (41,813)      (52,487)      (113,854)      (100,434)
PREFERRED STOCK
NET LOSS ATTRIBUTABLE     ($391,745)    ($749,217)     ($636,576)     ($531,759)
TO COMMON STOCK

NET LOSS PER SHARE OF
COMMON STOCK PRIMARY
AND FULLY-DILUTED (1)        ($0.20)       ($0.38)        ($0.32)        ($0.27)



(1) THE SERIES C CONVERTIBLE PREFERRED STOCK AND THE RELATED DIVIDEND EFFECT HAD AN ANTI-DILUTIVE EFFECT ON EARNINGS PER SHARE FOR THE THREE AND THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995 AND ARE, THEREFORE, EXCLUDED FROM THE COMPUTATION OF EARNINGS PER SHARE FOR THESE PERIODS.

SEE ACCOMPANYING NOTES.

                  LYNTON GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                              (UNAUDITED)

                                                   1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                         ($522,722)        ($431,325)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
  CASH PROVIDED BY (USED IN)  OPERATING
  ACTIVITIES:
DEPRECIATION AND AMORTIZATION                       462,603           626,824
GAIN ON DISPOSAL OF FIXED ASSETS                          -         (398,265)
EQUITY IN LOSS OF JOINTLY-OWNED COMPANY             227,141                 -
CHANGE IN CERTAIN ASSETS AND LIABILITIES:
  ACCOUNTS RECEIVABLE                               484,651           309,756
  DUE FROM/TO AFFILIATES (NET)                      182,348           392,320
  INVENTORIES                                        54,903            61,058
  AIRCRAFT HELD FOR RESALE                                -           189,996
  PREPAIDS AND OTHER ASSETS                        (68,399)         (430,394)
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES           (286,882)         (860,335)
  ADVANCES FROM CUSTOMERS AND DEFERRED            (345,367)            70,361
  REVENUES
NET CASH PROVIDED (USED) BY OPERATING               188,276         (470,004)
ACTIVITIES

CASH FLOW FROM INVESTING ACTIVITIES:
PROCEEDS FROM DISPOSAL OF FIXED ASSETS                    -         1,391,953
CAPITAL EXPENDITURES (NET)                         (38,445)          (80,500)
NET CASH (USED) PROVIDED BY INVESTING              (38,445)         1,311,453
ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES:
CAPITAL LEASE OBLIGATIONS (NET)                    (13,293)           (7,404)
DIVIDENDS PAID ON PREFERRED STOCK                         -         (100,434)
PROCEEDS FROM ISSUANCE OF COMMON STOCK                5,000                 -
PROCEEDS OF BORROWINGS FROM HM HOLDINGS,INC.              -           500,000
PROCEEDS (REPAYMENTS) OF REVOLVING                  223,893         (921,984)
CREDIT FACILITIES
REPAYMENT OF NOTES PAYABLE AND LONG-              (368,316)         (130,886)
TERM DEBT
NET CASH USED BY FINANCING ACTIVITIES             (152,716)         (660,708)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   -                 -
(DECREASE) INCREASE IN CASH                         (2,885)           180,741
CASH, BEGINNING OF PERIOD                           137,322           143,689
CASH, END OF PERIOD                                 134,437           324,430

SUPPLEMENTAL INFORMATION
INTEREST PAID                                       785,199           872,489
TAXES PAID                                               $-                $-

SEE ACCOMPANYING NOTES.

     LYNTON GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED
            FINANCIAL STATEMENTS
               March 31, 1996


Note 1.  BASIS OF PRESENTATION

      The  accompanying  unaudited  condensed
consolidated financial statements  have  been
prepared   in   accordance   with   generally
accepted  accounting  principles  for interim
financial    information    and    with   the
instructions to Form 10-Q and Article  10  of
Regulation  S-X.   Accordingly,  they  do not
include  all of the information and footnotes
required  by  generally  accepted  accounting
principles for complete financial statements.
In the opinion of management, all adjustments
(consisting  of  normal  recurring  accruals)
considered  necessary for a fair presentation
have been included.   Operating  results  for
the six month period ended March 31, 1996 are
not  necessarily  indicative  of  the results
that  may  be  expected  for  the year ending
September  30,  1996.  The  balances   as  of
September   30,   1995  in  the  accompanying
balance sheets, have  been  derived  from the
audited financial statements as of such date.
For   further   information,   refer  to  the
consolidated    financial   statements    and
footnotes  thereto  included  in  the  Lynton
Group, Inc.  (the "Company") Annual Report on
Form 10-K for the year ended September 30, 1995.

PART  1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION  AND  ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS

RESULTS OF OPERATIONS

REVENUES & OPERATING INCOME

      Revenues  for  the three and six months
ended March 31, 1996 decreased  to $6,037,000
and  $12,390,000 from revenues of  $7,546,000
and $15,737,000  for  the  comparable  fiscal
1995  period,  a  decrease  of $1,509,000 and
$3,347,000,  or 20% and 21% respectively.  On
August  31,  1995   the  Company  transferred
substantially all the business, assets and liabilities of Dollar Air and Black Isle to PDG, for 50% of the capital stock of PDG.
Operating results prior to August 31, 1995 reflect full consolidation of Dollar Air and Black Isle while subsequent to this date the Company's proportionate share of the results of operations of PDG are reflected under the equity method of accounting. In addition, for the three and six months ended March 31, 1996, the Company experienced a decrease of $126,000 and $577,000 respectively, in volume of aircraft sales transactions as compared to the same period last year.

      Operating  income for the three and six
months  ended March  31,  1996  increased  to
$127,000   and   $556,000   compared   to  an
operating  loss  of $226,000 and an operating
profit of $520,000  for  the  three  and  six
months  ended  March 31, 1995, an increase of
$353,000  and $36,000,  respectively.   These
increases   primarily    consist    of    the
reclassification of the operating results of Dollar Air and Black Isle into equity in jointly-owned company for the current year partly offset by a decrease in volume of aircraft sales transactions as compared to the same period last year. In addition, a provision of $192,000 was made in the three months ended March 31, 1995 related to the writedown of an aircraft held for resale.

INTEREST

      Interest  expense for the three and six
months  ended March  31,  1996  decreased  to
$392,000  and  $782,000 from interest expense
of $436,000 and  $881,000  for  the three and
six months ended March 31, 1995,  a  decrease
of  $44,000 and $99,000, respectively.  These
decreases    result    primarily   from   the
elimination of bank borrowings for Dollar Air and Black Isle with the transfer of these companies into PDG, a jointly-owned company.

EQUITY IN LOSS OF JOINTLY-OWNED COMPANY

      For  the  three  and  six  months ended
March 31, 1996 the Company recorded a loss in
equity  of  jointly-owned company of  $50,000
and $227,000  respectively with no comparable
amount for the  three  and  six  months ended
March   31,   1995  since  the  jointly-owned
company commenced  operations  on  August 31,
1995.  Operating  results  for  PDG  for  the
period   reflect   the   seasonal  nature  of
helicopter   operations  in  Scotland,   with
reduced  customer   demand   for   helicopter
services   in   the   winter   months.  As  a
substantial portion of PDG costs are fixed, the result has been operating losses in these months and the amount recorded as equity in jointly-owned company reflects the Company's proportionate share of these losses.

NET LOSS

      Net loss for  the  three  months  ended
March 31, 1996 was $350,000 as compared to  a
net  loss  of  $697,000  for the three months
ended March 31, 1995, a decrease of $347,000.
This improvement primarily  consists  of  the
elimination   of   the   operating  loss  and
reduction in borrowing cost of Dollar Air and Black Isle, offset by equity in the loss of jointly-owned company and a provision of $192,000 in the three months ended March 31, 1995 related to the writedown of an aircraft held for resale.

      Net loss for the six months ended March
31, 1996  was  $523,000, as compared to a net
loss of $431,000  for  the  six  months ended
March 31, 1995, an increase of $92,000.  This
increase   primarily   consists   of  reduced
aircraft sales transactions, equity in the loss of jointly-owned company partly offset by the elimination of the operating loss and reduction in borrowing cost of Dollar Air and Black Isle and a provision of $192,000 which was made in the six months ended March 31, 1995 related to the writedown of an aircraft held for resale,

LIQUIDITY AND CAPITAL RESOURCES

      At March 31,  1996,  the  Company had a
working  capital  deficit  of  $3,797,000  as
compared  to  a  working  capital deficit  of
$2,748,000 at September 30,  1995, a decrease
in  working  capital  of  $1,049,000.    This
reduction  in  working  capital  is primarily
attributable  to  the  classification   under
current  liabilities  at  March  31,  1996 of
$833,000 being the amount to be provided into
a  sinking  fund  for  the  retirement of the
Company's  senior  subordinated   convertible
debentures in December, 1996. The Company currently has no material commitments for capital expenditures.

      The Company expects to continue meeting
all of its obligations in the coming year by focusing on its established operations and generating additional cash funding from the refinancing of Company owned aircraft. In the coming year the Company will also seek to restructure its debt and preferred stock obligations in order to reduce its debt service and other fixed payment requirements and endeavor to raise additional capital through the sale of equity securities.

PART  II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

            At the present time, there is no
            material litigation pending or, to
            management's knowledge, threatened
            against the Registrant.

Item 2.     CHANGES IN SECURITIES

            None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            (a)   None.

            (b)   The Company has 1,000
            shares of Series C Convertible
            Preferred Stock and 2,000 shares
            of Series D Preferred Stock
            outstanding. The Series C
            Convertible Preferred Stock pays
            a semi-annual dividend payable
            out of the assets of the Company
            legally available therefor at a
            rate of $30 per share, and the
            Series D Preferred Stock pays a
            quarterly cumulative dividend out
            of the assets of the Company
            legally available therefor at a
            rate equal to the average
            interest rate per annum, borne by
            the loans outstanding under the
            Credit Agreement, as amended,
            with HM Holdings, Inc. As of
            March 31, 1996, the Company had
            accrued and unpaid dividends of
            $30,000 relating to the Series C
            Convertible Preferred Stock and
            accrued and unpaid dividends of
            $83,854 relating to the Series D
            Preferred Stock.

Item 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS

            On March 6, 1996, an annual
            meeting of stockholders was held
            for the following purposes (i) to
            elect five directors to serve as
            the Board of Directors of the
            Registrant until the next annual
            meeting of stockholders and until
            their successors shall be elected
            and shall qualify; (ii) to ratify
            the selection of Ernst & Young
            LLP as the Registrant's
            independent auditors for the
            fiscal year ending September 30,
            1996.

            At such annual meeting,
            Christopher Tennant, James G.
            Niven, Richard Hambro, Nicholas
            R.H. Toms and George H.
            Hempstead, III, each an incumbent
            director, were duly elected as
            directors of the Registrant.
            Christopher Tennant received
            2,066,159 affirmative votes and
            19,398 negative votes, Richard
            Hambro received 2,066,184
            affirmative votes and 19,373
            negative votes, and each of James
            G. Niven, Nicholas R.H. Toms and
            George H. Hempstead, III,
            received 2,066,200 affirmative
            votes and 19,357 negative votes.

            Proposal 2 was duly approved with
            2,065,930 affirmative votes,
            17,842 negative votes and 1,785
            abstentions.

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)   Exhibits

            11.0  Statement re Computation of
                  Per Share Earnings

            (B)   Reports on Form 8-K

            Listed below are reports on Form
            8-K filed during the fiscal
            quarter ended March 31, 1996:

            None.

                 SIGNATURES


      Pursuant  to  the  requirements  of the
Securities  and  Exchange  Act  of  1934, the
Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



      LYNTON GROUP, INC.


Dated: MAY 7, 1996   By: /S/ CHRISTOPHER TENNANT
                         Christopher Tennant,
                         President and Chief
                         Executive Officer


Dated: MAY 7, 1996   By: /S/ MANUS O'DONNELL
                         Manus O'Donnell,
                         Secretary and Treasurer
                         (Principal Financial Officer)

Exhibit 11 - Computation of per share earnings


                      LYNTON GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
               FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                   MARCH 31                   MARCH 31
                            1996          1995          1996          1995
WEIGHTED AVERAGE            1,961,344     1,957,177     1,961,344     1,957,177
SHARES OF COMMON STOCK
OUTSTANDING
WEIGHTED AVERAGE                    -             -             -             -
COMMON STOCK
EQUIVALENTS
AVERAGE SHARES
OUTSTANDING - PRIMARY       1,961,344     1,957,177     1,961,344     1,957,177
EARNINGS PER SHARE
SERIES C PREFERRED                  -             -             -             -
STOCK (1)
AVERAGE SHARES
OUTSTANDING - FULLY         1,961,344     1,957,177     1,961,344     1,957,177
DILUTED EARNINGS PER
SHARE


PRIMARY & FULLY
DILUTED EARNINGS PER
SHARE (1)
AVERAGE SHARES              1,961,344     1,957,177     1,961,344     1,957,177
OUTSTANDING
NET LOSS                   ($349,932)    ($696,730)    ($522,722)    ($431,325)
LESS DIVIDEND ON             (41,813)      (52,487)     (113,854)     (100,434)
SERIES C & D PREFERRED
STOCK
                            (391,745)     (749,217)     (636,576)     (531,759)
PER SHARE AMOUNT (1)          ($0.20)       ($0.38)       ($0.32)       ($0.27)


(1) THE SERIES C CONVERTIBLE PREFERRED STOCK AND THE RELATED DIVIDEND EFFECT HAD AN ANTI-DILUTIVE EFFECT ON EARNINGS PER SHARE FOR THE THREE AND THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995 AND ARE, THEREFORE, EXCLUDED FROM THE COMPUTATION OF EARNINGS PER SHARE FOR THESE PERIODS.