Form 10-Q
period 1996-06-30
LYNTON GROUP INC
filed 1996-08-13
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         FORM 10-Q



   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JUNE 30, 1996

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

               THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from_____to_____



                  Commission file number: 0-6867

             LYNTON GROUP, INC.

      (Exact name of Registrant as specified in its charter)

           DELAWARE                       13-2688055
 (State or other jurisdiction          (I.R.S. Employer
              of                    Identification Number)
incorporation or organization)

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

                      Yes    X            No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:
           Common, $.30 par value per share: 1,962,177
                 Outstanding as of August 1, 1996

                      Part 1 - FINANCIAL INFORMATION


                   LYNTON GROUP, INC. AND SUBSIDIARIES

          INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION


                        PERIOD ENDED JUNE 30, 1996


            ITEM                                               PAGE

Item 1 - Financial Statements:

       Condensed Consolidated Balance Sheets -
            June 30, 1996 and September 30, 1995                 3

       Condensed Consolidated Statements of Operations -
            For the Three and Nine months ended June 30, 1996
            and 1995                                             4

       Condensed Consolidated Statements of Cash Flows -
            For the Nine months ended June 30, 1996 and 1995     5

       Notes to Condensed Consolidated Financial Statements      6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and results of operations                    7-8

                  LYNTON GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                         JUNE 30,         SEPTEMBER 30,
                                           1996               1995
                                        (UNAUDITED)         (AUDITED)
ASSETS
CURRENT ASSETS:
CASH                                          $177,983          $137,322
ACCOUNTS RECEIVABLE                          1,603,162         1,948,368
DUE FROM AFFILIATES                             13,558           156,396
INVENTORIES                                  1,064,179         1,019,810
PREPAIDS AND OTHER CURRENT ASSETS              386,235           299,181
TOTAL CURRENT ASSETS                         3,245,117         3,561,077
PROPERTY, PLANT AND EQUIPMENT               17,238,173        17,280,678
LESS ACCUMULATED DEPRECIATION AND
AMORTIZATION                                 3,856,076         3,453,387
                                            13,382,097        13,827,291
DUE FROM AFFILIATE                             191,308           191,308
FUNDS HELD IN ESCROW                           150,000           150,000
INVESTMENT IN JOINTLY-OWNED COMPANY          1,187,301         1,201,248
LONG-TERM GROUND LEASE, LESS                 2,007,292         2,051,351
ACCUMULATED AMORTIZATION
GOODWILL, LESS ACCUMULATED                   2,229,643         2,284,408
AMORTIZATION
OTHER ASSETS AND DEFERRED CHARGES,             578,651           656,257
LESS ACCUMULATED AMORTIZATION
                                           $22,971,409       $23,922,940
LIABILITIES AND STOCKHOLDERS'EQUITY
 (NET CAPITAL DEFICIENCY)
CURRENT LIABILITIES:
REVOLVING CREDIT FACILITIES                    $46,887          $240,533
ACCOUNTS PAYABLE AND ACCRUED                 3,812,657         3,949,928
LIABILITIES
ADVANCES FROM CUSTOMERS AND                  1,141,065         1,167,103
DEFERRED REVENUE
CURRENT PORTION OF CAPITAL LEASE                20,996            26,701
OBLIGATIONS
CURRENT PORTION OF LONG-TERM DEBT            1,643,475           924,580
TOTAL CURRENT LIABILITIES                    6,665,080         6,308,845
LONG-TERM DEBT DUE TO HM HOLDINGS,INC.       6,605,923         6,605,923
MORTGAGE NOTE DUE TO MASS. MUTUAL            7,587,419         8,009,310
SENIOR SUBORDINATED CONVERTIBLE              1,666,667         2,500,000
DEBENTURES
OTHER LONG-TERM DEBT                           281,011           295,618

STOCKHOLDERS' EQUITY:
SERIES C  PREFERRED                                 10                10
SERIES D PREFERRED                                  20                20
COMMON STOCK                                   588,653           587,153
ADDITIONAL PAID-IN CAPITAL                   8,324,555         8,321,055
ACCUMULATED DEFICIT                        (8,661,375)       (8,624,285)
TRANSLATION ADJUSTMENT                        (86,554)          (80,709)
TOTAL STOCKHOLDERS' EQUITY                     165,309           203,244
                                           $22,971,409       $23,922,940

SEE ACCOMPANYING NOTES.

                   LYNTON GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                               (UNAUDITED)

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                   JUNE 30                     JUNE 30
                           1996          1995           1996           1995
NET  REVENUES           $7,599,927    $8,191,211    $19,990,310    $23,928,008
EXPENSES:
DIRECT COSTS             5,861,048     6,701,509     15,934,729     19,578,253
SELLING, GENERAL AND       708,902     1,009,541      2,077,065      2,792,959
ADMINISTRATIVE
DEPRECIATION               165,032       262,496        495,122        728,215
AMORTIZATION OF             31,363        46,888         94,139        138,281
GOODWILL AND GROUND
LEASE
OPERATING INCOME           833,582       170,777      1,389,255        690,300
AMORTIZATION OF DEBT        34,869        34,869        104,606        104,581
DISCOUNT AND ISSUANCE
COSTS
INTEREST                   378,536       470,099      1,160,053      1,351,235
EQUITY IN INCOME OF      (235,316)             -        (8,175)              -
JOINTLY-OWNED COMPANY
INCOME (LOSS) BEFORE       655,493     (334,191)        132,771      (765,516)
PROVISION FOR INCOME
TAXES
INCOME TAX PROVISION             -             -              -              -
NET INCOME (LOSS)          655,493     (334,191)        132,771      (765,516)
LESS DIVIDENDS ON         (56,007)      (71,044)      (169,861)      (171,478)
PREFERRED STOCK
NET INCOME (LOSS)         $599,486    ($405,235)      ($37,090)     ($936,994)
ATTRIBUTABLE TO
COMMON STOCK

NET INCOME (LOSS) PER
SHARE OF COMMON STOCK
PRIMARY                      $0.33       ($0.21)          $0.07        ($0.48)
FULLY-DILUTED (1)            $0.23       ($0.21)          $0.00        ($0.48)

SEE ACCOMPANYING NOTES.

(1) THE SERIES C CONVERTIBLE PREFERRED STOCK AND THE RELATED DIVIDEND EFFECT HAD AN ANTI-DILUTIVE EFFECT ON EARNINGS PER SHARE FOR THE THREE AND THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995 AND ARE, THEREFORE, EXCLUDED FROM THE COMPUTATION OF EARNINGS PER SHARE FOR THESE PERIODS.
                                        4

                     LYNTON GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)

                                                1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                  $132,771        ($765,516)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
  CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
DEPRECIATION AND AMORTIZATION                       693,867           971,077
GAIN ON DISPOSAL OF FIXED ASSETS                          -         (455,264)
LOSS ON SALE OF AIRCRAFT HELD FOR                         -           310,226
RESALE
EQUITY IN INCOME OF JOINTLY-OWNED COMPANY           (8,175)                 -
CHANGE IN CERTAIN ASSETS AND
LIABILITIES:
  ACCOUNTS RECEIVABLE                               315,933           337,802
  DUE FROM/TO AFFILIATES (NET)                      171,039           352,257
  INVENTORIES                                      (58,997)           308,131
  AIRCRAFT HELD FOR RESALE                                -         1,289,750
  PREPAIDS AND OTHER ASSETS                        (90,983)         (315,058)
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES           (273,135)         (978,790)
  ADVANCES FROM CUSTOMERS AND DEFERRED              (7,030)         (196,564)
  REVENUES
NET CASH PROVIDED BY OPERATING                      875,290           858,051
ACTIVITIES
CASH FLOW FROM INVESTING ACTIVITIES:
PROCEEDS FROM DISPOSAL OF FIXED ASSETS                    -         1,391,953
CAPITAL EXPENDITURES (NET)                         (86,542)         (197,280)
NET CASH (USED) PROVIDED BY INVESTING              (86,542)         1,194,673
ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES:
CAPITAL LEASE OBLIGATIONS (NET)                    (20,171)          (22,230)
DIVIDENDS PAID ON PREFERRED STOCK                         -         (171,478)
PROCEEDS FROM ISSUANCE OF COMMON STOCK                5,000                 -
PROCEEDS OF BORROWINGS FROM HM                            -           500,000
HOLDINGS, INC.
REPAYMENTS OF REVOLVING CREDIT                            -         (834,569)
FACILITIES
REPAYMENT OF NOTES PAYABLE AND LONG-              (732,916)       (1,526,999)
TERM DEBT
NET CASH USED BY FINANCING ACTIVITIES             (748,087)       (2,055,276)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   -                 -
INCREASE (DECREASE) IN CASH                          40,661           (2,552)
CASH, BEGINNING OF PERIOD                           137,322           143,689
CASH, END OF PERIOD                                $177,983          $141,137
SUPPLEMENTAL INFORMATION
INTEREST PAID                                    $1,168,031        $1,337,960
TAXES PAID                                               $-                $-

               LYNTON GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS
                          June 30, 1996


Note 1.  BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. The balances as of September 30, 1995 in the accompanying balance sheets, have been derived from the audited financial statements as of such date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Lynton Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 1995.

PART  1 - FINANCIAL INFORMATION

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES & OPERATING INCOME

      Revenues for the three and nine months ended June 30, 1996 decreased to $7,600,000 and $19,990,000 from revenues of $8,191,000 and $23,928,000 for the comparable fiscal 1995 period, a decrease of $591,000 and $3,938,000, or 7% and 16%
respectively. On August 31, 1995 the Company transferred substantially all the business, assets and liabilities of Dollar Air and Black Isle to PDG, for 50% of the capital stock of PDG. Operating results prior to August 31, 1995 reflect full consolidation of Dollar Air and Black Isle while subsequent to this date the Company's proportionate share of the results of operations of PDG are reflected under the equity method of accounting. The resultant decrease in revenues for the three months ended June 30, 1996 was largely offset by increases in flight operations as well as an increase in aircraft sales transactions. For the nine months ended June 30, 1996, this decrease in revenues was partly offset by increases in flight operations revenues.

      Operating income for the three and nine months ended June 30, 1996 increased to $834,000 and $1,389,000 compared to operating income of $171,000 and $690,000 for the three and nine months ended June 30, 1995, an increase of $663,000 and $699,000, respectively. For the three months ended June 30, 1996 aircraft sales transactions increased over the same period last year as did operating income from maintenance and flight operations. For the nine months ended June 30, 1996, the improvement primarily consisted of the reclassification of the operating results of Dollar Air and Black Isle into equity in jointly-owned company, improved aircraft sales, the writedown in the same period last year of an aircraft held for resale and increases in maintenance and flight operations.


INTEREST

      Interest expense for the three and nine months ended June 30, 1996 decreased to $379,000 and $1,160,000 from interest expense of $470,000 and $1,351,000 for the three and nine months ended June 30, 1995, a decrease of $91,000 and $191,000, respectively. These decreases result primarily from the elimination of bank borrowings for Dollar Air and Black Isle with the transfer of these companies into PDG, a jointly-owned company.

EQUITY IN LOSS OF JOINTLY-OWNED COMPANY

      For the three and nine months ended June 30, 1996 the Company recorded income in equity of jointly-owned company of $235,000 and $8,000 respectively with no comparable amount for the three and nine months ended June 30, 1995 since the jointly-owned company commenced operations on August 31, 1995. Operating results for PDG for the period reflect the seasonal nature of helicopter operations in Scotland, with reduced customer demand for helicopter services in the winter months and increases in the spring and summer. As a substantial portion of PDG costs are fixed, the result has been operating losses in winter and operating income in the spring. The amount recorded as equity in jointly-owned company reflects the Company's proportionate share of these results.

NET INCOME (LOSS)

      Net income for the three months ended June 30, 1996 was $655,000 as compared to a net loss of $334,000 for the three months ended June 30, 1995, an improvement of $989,000. This improvement is due primarily to aircraft sales transactions, improved maintenance and flight operations results and reduced borrowing cost of Dollar Air and Black Isle.

      Net income for the nine months ended June 30, 1996 was $133,000, as compared to a net loss of $766,000 for the nine months ended June 30, 1995, an improvement of $899,000. This improvement primarily consists of the elimination of the operating loss and reduction in borrowing cost of Dollar Air and Black Isle which had been included in last year's results, improved maintenance and flight operations results and a provision of $228,000 made in the same period last year related to the writedown of an aircraft held for resale.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996, the Company had a working capital deficit of $3,420,000 as compared to a working capital deficit of $2,748,000 at September 30, 1995, a decrease in working capital of $672,000. This reduction in working capital is primarily attributable to the classification under current liabilities at June 30, 1996 of $833,000 being the amount to be provided into a sinking fund for the retirement of the Company's senior subordinated convertible debentures in December, 1996. The Company currently has no material commitments for capital expenditures.

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

Item 2.    CHANGES IN SECURITIES

           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           (a)   None.

           (b) The Company has 1,000 shares of Series C Convertible Preferred Stock and 2,000 shares of Series D Preferred Stock outstanding. The Series C Convertible Preferred Stock pays a semi-annual dividend payable out of the assets of the Company legally available therefor at a rate of $30 per share, and the Series D Preferred Stock pays a quarterly cumulative dividend out of the assets of the Company legally available therefor at a rate equal to the average interest rate per annum, borne by the loans outstanding under the Credit Agreement, as amended, with HM Holdings, Inc. As of June 30, 1996, the Company had accrued and unpaid dividends of $45,000 relating to the Series C Convertible Preferred Stock and accrued and unpaid dividends of $124,861 relating to the Series D Preferred Stock.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)   Exhibits

           11.0  Statement re Computation of Per Share Earnings

           (B)   Reports on Form 8-K

           Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 1996:

           None.

                           SIGNATURES


      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the Registrant has duly caused this Report  to  be
signed  on   its   behalf   by  the  undersigned  thereunto  duly
authorized.



      LYNTON GROUP, INC.


Dated: AUGUST 13, 1996           By:  /S/ CHRISTOPHER TENNANT
                                 Christopher Tennant, President
                                 and Chief Executive Officer


Dated: AUGUST 13, 1996           By:  /S/ MANUS O'DONNELL
                                 Manus O'Donnell, Secretary and
                                 Treasurer (Principal Financial Officer)

Exhibit 11 - Computation of per share earnings

                      LYNTON GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
               FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                    JUNE 30                     JUNE 30
                            1996           1995          1996          1995
WEIGHTED AVERAGE          1,961,621      1,957,177     1,961,621     1,957,177
SHARES OF COMMON STOCK
OUTSTANDING
WEIGHTED AVERAGE                  -              -             -             -
COMMON STOCK
EQUIVALENTS
AVERAGE SHARES
OUTSTANDING - PRIMARY     1,961,621      1,957,177     1,961,621     1,957,177
EARNINGS PER SHARE
SERIES C PREFERRED          677,779              -       677,779             -
STOCK (1)
AVERAGE SHARES
OUTSTANDING - FULLY       2,639,400      1,957,177     2,639,400     1,957,177
DILUTED EARNINGS PER
SHARE


PRIMARY EARNINGS PER
SHARE
AVERAGE SHARES            1,961,621      1,957,177     1,961,621     1,957,177
OUTSTANDING
NET INCOME (LOSS)          $655,493     ($334,191)      $132,771    ($765,516)
LESS DIVIDEND ON                  -       (71,044)             -     (171,478)
SERIES C & D PREFERRED
STOCK
                           $655,493     ($405,235)      $132,771    ($936,994)
PER SHARE AMOUNT              $0.33        ($0.21)         $0.07       ($0.48)


FULLY DILUTED EARNINGS
PER SHARE (1)
AVERAGE SHARES            2,639,400      1,957,177     2,639,400     1,957,177
OUTSTANDING
NET INCOME (LOSS)          $655,493     ($334,191)      $132,771    ($765,516)
ATTRIBUTABLE TO COMMON
STOCK
LESS DIVIDEND ON           (41,077)              -     (124,861)             -
SERIES D PREFERRED
STOCK
LESS DIVIDEND ON                  -       (71,044)             -     (171,498)
SERIES C & D PREFERRED
STOCK
                           $614,486     ($405,235)        $7,910    ($936,994)
PER SHARE AMOUNT (1)          $0.23        ($0.21)         $0.00       ($0.48)


(1) THE SERIES C CONVERTIBLE PREFERRED STOCK AND THE RELATED DIVIDEND EFFECT HAD AN ANTI-DILUTIVE EFFECT ON EARNINGS PER SHARE FOR THE THREE AND THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995 AND ARE, THEREFORE, EXCLUDED FROM THE COMPUTATION OF EARNINGS PER SHARE FOR THESE PERIODS.