Form 10-K
period 1996-09-30
LYNTON GROUP INC
filed 1997-01-15
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended SEPTEMBER 30, 1996

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

As of December 20, 1996, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (1,126,140 shares) was approximately $387,111 (based upon the average bid and asked prices of such stock on October 20, 1995, the most recent date on which bid and ask prices were available). The number of shares outstanding of the Common Stock ($.30 par value) of the Registrant as of the close of business on December 20, 1996 was 6,394,872.

                   DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

      Lynton Group, Inc. was incorporated in the State of Delaware in August 1971 under the name of Decair Corporation. In June 1989, the Company changed its name to Lynton Group, Inc. Prior to May 1989, the Company's operations consisted primarily of performing helicopter maintenance, management and charter services through its subsidiaries Ramapo Helicopters, Inc. ("Ramapo") and Rockland Aviation, Inc. (later renamed Lynton Aviation Charter, Inc. ("Lynton Aviation Charter") and now known as LynStar Aviation, Inc.).

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

      Simultaneous with the consummation of the EHL Acquisition, Lynton Jet Centre, Inc. ("Lynton Jet Centre"), a wholly-owned subsidiary of the Company incorporated in April 1990 under the laws of the State of New Jersey, acquired substantially all of the assets of the Linpro Jet Centre (the "Jet Centre"), including its ground lease on a hangar facility located at the Morristown Municipal Airport, Morristown, New Jersey (the "Jet Centre Acquisition"). The Jet Centre is a fixed base operation of approximately 132,000 square feet of hangar and office space, and provides hangarage and fueling services to corporate helicopters and fixed wing aircraft at the Morristown Municipal Airport. Following the acquisition, the Jet Centre was renamed the Lynton Jet Centre.

      In August 1990, the Company incorporated a wholly-owned subsidiary, Lynton Aviation, Inc., a New Jersey corporation ("Lynton Aviation"), and in April 1992, incorporated a wholly-owned subsidiary, Lynton Aviation Services, Inc., a New Jersey corporation ("Lynton Services"), to provide aviation charter and management services and corporate aircraft sales services through operations based at the Jet Centre.

      In July 1992, the Company sold its interest in Lynton Aviation Charter to LynStar Holdings, Inc., a New Jersey corporation which is 20% owned by the Company and formed for the purpose of effecting the acquisition of all of the shares of capital stock of Lynton Aviation Charter. Thereafter, and also in July 1992, Lynton Aviation Charter changed its name to LynStar Aviation, Inc.

      In January 1994, the Company acquired (the "Dollar Air Acquisition") all of the issued and outstanding shares of Dollar Air Services Limited, a company organized under the laws of England ("Dollar Air"). At the time of the Dollar Air Acquisition, Dollar Air owned a 75% equity interest in Black Isle Helicopters Limited, a company organized under the laws of Scotland ("Black Isle"). In September 1994, the remaining 25% of Black Isle's capital stock was acquired by the Company.

      In March 1994, the Company incorporated Lynton Properties, Inc., a New Jersey corporation and a special purpose wholly-owned subsidiary of Lynton Jet Centre ("Lynton Properties"), in order to effect a leasehold mortgage financing transaction.

      In August 1995, substantially all the business, assets and liabilities of Dollar Air and Black Isle were transferred to a newly formed company, PLM Dollar Group Limited ("PDG"), a company organized under the laws of Scotland, in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of the transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited ("PLM") were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. PDG operates a fleet of 13 helicopters from bases primarily in Scotland and England, and provides helicopter support services for industrial and utility applications in the United Kingdom. Although no assurance can be given, the Company intends to dispose of its interest in PDG as soon as practicable (see Part II Item 7).

      (b) Financial Information About Industry Segments

      The Company primarily operates in one industry segment, i.e. aviation and aviation related services.

      (c) Narrative Description of Business

FLIGHT OPERATIONS

      In the United Kingdom, the Company through Aviation Limited, performs charter and management services for corporate helicopters and fixed wing aircraft. A typical management contract will require the Company to staff an aircraft with a crew and arrange for maintenance of the aircraft for a management fee. The Company in turn charters the aircraft to outside customers and pays to the owner of the aircraft a percentage of the revenues received. The Company currently operates 8 helicopters and 3 fixed wing aircraft under such arrangements. Contracts for management and general services may be canceled on a short-term basis. Management believes that the loss of any single management contract or charter customer in the United Kingdom would not have a material effect on the Company.

      Also in the United Kingdom, PDG, which is 50% owned by the Company, performs helicopter support services for the construction, fish farming, forestry, mining and oil industries and for various utilities. These services are primarily provided to companies under short and medium term contracts. PDG currently owns 8 aircraft and has an additional 5 aircraft under short term lease arrangements.

      In the United States, the Company performs aircraft management services through its subsidiaries Lynton Jet Centre, Lynton Services and Lynton Aviation.

MAINTENANCE OPERATIONS

      The Company operates two helicopter maintenance facilities through its subsidiaries EHL, located in Denham, Middlesex, outside of London, England and Ramapo, located at Morristown Municipal Airport, Morristown, New Jersey. The principal maintenance activities consist of routine and major helicopter maintenance, component overhaul, and aircraft parts sales.

      EHL is one of a few facilities in the United Kingdom licensed by the Civil Aviation Authority ("CAA") as a Repair Station entitled to maintain, overhaul and repair helicopters. EHL's maintenance operations are based in part on a certificate from Eurocopter Corporation for helicopters produced by it. These certificates are of indefinite duration but are subject to cancellation, suspension or revocation if, in the case of the manufacturer's certificate, EHL fails to provide satisfactory maintenance facilities and levels of service or, in the case of the CAA certificate, EHL fails to meet Joint Airworthiness Requirements as mandated by the Joint Airworthiness Authorities of the European Community and administered by the CAA. EHL currently meets all requirements for both the CAA and the manufacturer's certificates. Management believes that the loss of any of the foregoing certificates or licenses could have a material effect on the Company.

      Ramapo is one of numerous facilities in the United States licensed by the Federal Aviation Administration ("FAA") as a Repair Station entitled to maintain, overhaul and repair all helicopter models with a gross weight under 12,500 pounds. Ramapo's maintenance operation is based in part on certificates from Bell Helicopter/Textron which cover most Bell model helicopters and certificates from American Eurocopter Corporation for the AS350, AS355 and AS365 Series helicopters. These certificates are of indefinite duration but are subject to cancellation, suspension or revocation if, in the case of the manufacturers' certificate, Ramapo fails to provide satisfactory maintenance facilities and levels of service or, in the case of the FAA certificate, Ramapo fails to meet FAA maintenance and employment requirements. Ramapo currently meets all requirements for both the FAA and manufacturers' certificates. Management believes that the loss of any of the foregoing certificates or licenses would not have a material effect on the Company.

      The Company currently services and maintains approximately 17 helicopters and 3 fixed wing aircraft for individuals and corporations in the New York and London regions. Management believes that the loss of any single maintenance customer would not have a material effect on the Company.

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

FIXED BASE OPERATIONS

      The Company through Lynton Jet Centre and Lynton Properties, is engaged in the operation of an aviation fixed base operation ("FBO") at the Morristown Municipal Airport, Morristown, New Jersey. Services performed at the FBO consist of the hangarage and refueling of aircraft operated primarily by corporate flight departments located in the New York/New Jersey metropolitan area, as well as refueling of transient customers stopping at the airport. The facility has thirteen tenants with non-cancelable operating leases with terms remaining ranging from one to eleven years. (see Note 9 to the Consolidated Financial Statements annexed hereto for information on the lease arrangements between the Company and Hanson North America, Inc. and Millennium America Holdings, Inc.). The loss of either of the largest two tenants (with leases which expire in February 2006 and June 1999 for the largest and second largest tenant, respectively) could have a material effect on the Company.

      The Company through Ramapo, operates an additional FBO business out of a hangar/office facility also located at the Morristown Municipal Airport, Morristown, New Jersey. Services performed are similar to those provided at the Jet Centre. The facility has thirteen tenants of which five have non-cancelable operating leases with three year terms. The remaining tenants rent on a month to month basis. In addition, Ramapo conducts its maintenance operation from this facility.

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

      The Company's FBO operation competes one other FBO at Morristown Municipal Airport, Morristown, New Jersey, as well as numerous FBO's located at several airports within the New York/New Jersey metropolitan region. Competition consists primarily of obtaining tenants for the facility and attracting transient customers to use the facility primarily for refueling. Many of the Company's competitors are as large or larger than the Company and several have financial resources as great or greater than the Company. Competition in the industry is principally based upon price and the quality of accommodation and service at the facility. The Company has remained price competitive with the other FBO's in the area and has, in the opinion of management, maintained a level of accommodation and service that is as good or better than its competitors.

BACKLOG

      The Company, through Aviation Limited and EHL, have entered into contracts to provide certain aviation support services to customers. Such contracts expire at various dates in fiscal 1997 and have provisions which allow for early termination on a short-term basis.

      A portion of Lynton Jet Centre's, Lynton Properties' and Ramapo's operating revenue is obtained from tenants through rental payments provided for under non-cancelable operating leases. The leases typically provide for guaranteed minimum rentals and other charges to cover certain operating costs in excess of base amounts.

      The following is a schedule of minimum future rentals on non-cancelable operating leases, including the lease agreement with Hanson North America, Inc. and Millennium America Holdings, Inc. as referenced in Note 9 to the Consolidated Financial Statements, as of September 30, 1996 (thousands of dollars):

1997                              $3,314
1998                               2,785
1999                               2,128
2000                               1,468
2001                               1,414
Thereafter                         4,503
Total                            $15,612

GOVERNMENT REGULATION

      The Company is subject to the jurisdiction of the FAA in the United States and the CAA in the United Kingdom related to its authorization to operate aircraft maintenance facilities and to operate as an air carrier. No assurance can be given that the authorizations mentioned above will be maintained in the future. Management believes that the loss of the above mentioned authorization in the United States would not have a material effect on the Company while the loss of any of the United Kingdom authorizations could have a material effect on the Company.

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

PERSONNEL

      In addition to its principal officers, the Company presently has approximately 40 employees in the United States and approximately 50 employees in the United Kingdom, consisting principally of managers, pilots, mechanics, aviation services personnel and administrative staff and which are primarily employed on a full-time basis.

ITEM 2. PROPERTIES

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

      The Company also leases an additional facility of approximately 36,000 square feet at the Morristown Municipal Airport, Morristown, New Jersey, with an initial term expiring on May 31, 1998, with an option to renew for an additional three years. Ramapo conducts its maintenance operation from this facility.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The Company's Common Stock is traded, effective October 20, 1995, in the over-the-counter market and is quoted in the "pink sheets" promulgated by the National Quotation Bureau, Inc. Until October 20, 1995, the Company's Common Stock was listed on the Nasdaq Small-Cap Market under the symbol "LYNG".

      The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

                                              BID PRICES
PERIOD                                    HIGH        LOW
Fiscal year ended September 30, 1995:
      Oct. 1, 1994 to Dec. 31, 1994       15/16       7/8
      Jan. 1, 1995 to March 31, 1995      1-7/16      15/16
      April l, 1995 to June 30, 1995      1-1/8       3/4
      July 1, 1995 to Sept. 30, 1995      3/4         1/8

Fiscal year ended September 30, 1996:
      Oct. 1, 1995 to Oct. 20, 1995       3/16        1/8

      According to the records of the National Quotation Bureau, Inc., there have been no available bid and ask prices for the Company's Common Stock subsequent to October 20, 1995.

      (b) As of December 20, 1996, there were approximately 525 record holders of the Company's Common Stock.

      (c) The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA
      (000'S EXCEPT EARNINGS PER SHARE)

                                       Fiscal year ended September 30: (1)
                                1996      1995      1994      1993     1992
Revenue                       $22,786   $27,221   $27,361   $21,121   $17,623
Net income (loss) before
  extraordinary item              119   (2,320)   (1,231)       119   (1,792)
Extraordinary item-gain (loss)
  related to early
  extinguishment of debt          287         -     (166)         -         -
Net income (loss)                 406   (2,320)   (1,397)       119   (1,792)
PRIMARY EARNINGS PER SHARE:
Net income (loss) per common
  before extraordinary item       .06    (1.30)     (.72)     (.01)    (1.73)
Extraordinary item                .15         -     (.09)         -         -
Net income (loss) per common
  share (2)                       .21    (1.30)     (.81)     (.01)    (1.73)
Working capital (deficit)     (2,159)   (2,748)   (3,790)   (2,210)   (2,841)
Total assets                   24,373    23,912    31,725    25,178    27,199
Long term debt, net of
  current portion              12,873    17,411    18,332    15,378    18,941

(1) This table should be read in conjunction with Part I, Item 1(a) for information on historical acquisitions of the Company, and in conjunction with the Consolidated Financial Statements and related notes thereto.
(2)   Adjusted for the one-for-six reverse stock split effected in June 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The table below sets forth operating results information for each of the Company's operations and on a consolidated basis for the three years ended September 30, 1996 (thousands of dollars):

                                                     YEAR ENDED SEPTEMBER 30,
                                                      1996      1995      1994
Flight operations revenues - historical operations   $7,894    $6,619    $7,222
   Gross margin                                        $931      $927      $500
   Gross margin %                                     11.8%     14.0%      6.9%
Flight operations revenues - Dollar Air (1)              $0    $4,875    $6,722
   Gross margin                                          $0      $205      $899
   Gross margin %                                      0.0%      4.2%     13.4%
Maintenance operations revenues                      $6,238    $5,290    $4,502
   Gross margin                                        $924      $848      $819
   Gross margin %                                     14.8%     16.0%     18.2%
Aircraft sales operations revenues                     $834    $3,288    $2,526
   Gross margin - prior to writedown of
      aircraft held for resale                         $466      $488      $674
   Writedown of aircraft held for resale                  -         -       180
   Gross margin - net                                  $466      $488      $495
   Gross margin %                                     55.9%     14.8%     19.6%
Fixed base operations revenues                       $7,820    $6,702    $6,288
   Gross margin                                      $2,836    $2,678    $2,589
   Gross margin %                                     36.3%     40.0%     41.2%
Other net revenues                                       $0      $447      $101
Consolidated revenues                               $22,786   $27,221   $27,361
 Consolidated direct costs                           17,629    21,628    21,957
Consolidated gross margin                             5,157     5,593     5,404
 Selling, general & administrative expenses           2,432     3,473     3,747
 Depreciation                                           662       933     1,072
 Amortization of goodwill & intangible assets           127       200       221
 Writedown of goodwill                                    -     1,338         -
Operating income (loss)                               1,936     (351)       364
 Amortization of debt discount & issuance costs         139       139       135
 Interest expense                                     1,336     1,772     1,432
 Equity in loss of jointly-owned company                  -        58         -
 Write-off of amount due from affiliate                 191         -         -
Income (loss) before tax provision and
   extraordinary item                                   270   (2,320)   (1,203)
 Income tax provision                                   151         -        28
Income (loss) before extraordinary item                 119   (2,320)   (1,231)
 Extraordinary item - Gain (loss) related to early
   extinguishment of debt                               287         -     (166)
Net income (loss)                                      $406  $(2,320)  $(1,397)

      (1) See Note 3 to the Consolidated Financial Statements.

      The following discussions of results of operations for the Company include results of operations for United Kingdom ("UK") subsidiaries translated from pounds sterling ("sterling") to US dollars at the average rate of exchange during the respective periods. The average value of sterling decreased by approximately 2% in fiscal 1996 compared to fiscal 1995 and increased by approximately 5% in fiscal 1995 compared to fiscal 1994. The effect on consolidated results of operations resulting from changes in the exchange rate of sterling as compared to a constant exchange rate from period to period has been to report lower revenues and expenses for UK subsidiaries when the value of sterling decreased and to report higher revenues and expenses for UK subsidiaries when the value of sterling increased. Fluctuations in the value of sterling will continue to have an effect on the results of operations for UK subsidiaries as reported in US dollars and the resulting consolidated results of operations for the Company.

1996 COMPARED TO 1995

      Revenues for fiscal 1996 decreased to $22,786,000 as compared to revenues in fiscal 1995 of $27,221,000, a decrease of $4,435,000 or 16.3%. This decrease consists of the exclusion of revenues of Dollar Air Services Limited ("Dollar Air") of $4,875,000 due to its transfer into a jointly-owned company (see details below), reduced revenue from aircraft sales of $2,454,000, the receipt in 1995 of proceeds from insurance policies over book value on aircraft involved in accidents and rendered unserviceable of $447,000, offset by increased revenues from flight operations of $1,275,000, from fixed base operations of $1,118,000 and from maintenance operations of $948,000, (see discussion of each operational area below).

      The Company reported operating income for fiscal 1996 of $1,936,000 as compared to an operating loss of $351,000 for fiscal 1995, an increase of $2,287,000. This change resulted primarily from the writedown in fiscal 1995 of the carrying value of the unamortized goodwill arising on the acquisition of Dollar Air amounting to $1,338,000, and increased operating income from the Company's fixed base operations and UK flight operations. In August 1995, substantially all the business, assets and liabilities of Dollar Air were transferred to PLM Dollar Group Limited ("PDG"), in exchange for 50% of the capital stock of PDG (see details below). In connection with this transfer, the carrying value of the unamortized goodwill arising from the acquisition of Dollar Air was written off in fiscal 1995 and amounted to $1,338,000. Included in fiscal 1995 was a charge of $263,000 for the loss sustained on the sale of a Company-owned aircraft which was sold in that year. In 1994, the Company had reclassified this aircraft from fixed assets to aircraft held for resale and had recorded a charge of $180,000 to reduce its carrying value to estimated fair market value.

      Interest expense for fiscal 1996 decreased to $1,336,000 as compared to $1,772,000 for fiscal 1995, a decrease of $436,000 or 24.6%. This decrease primarily represents interest paid on reduced levels of outstanding borrowings.

      In fiscal 1996, the Company repurchased a portion of its 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures") in the principal amount of $540,000 for cash payments totaling $162,000. The Company realized a gain on redemption of $287,000, net of related debt issuance costs, on these repurchases.

      The Company had net income of $406,000 for fiscal 1996 as compared to a net loss of $2,320,000 for fiscal 1995, an increase in profit of $2,726,000. The primary causes for this increase were increased operating income and reduced interest costs resulting from the transfer of Dollar Air, the writedown in fiscal 1995 of the carrying value of unamortized goodwill in Dollar Air, the gain on redemption of convertible debt of $287,000, and increased operating income for the Company's fixed base operations and UK flight operations.

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

FLIGHT OPERATIONS

      Certain revenues and costs relating to aviation management services provided to HM Industries, Inc. ("HM Industries") which had been provided by the Company to HM Industries at cost, were included in prior years in revenues, direct costs and selling, general and administrative expenses. These amounts have been excluded from revenues, direct costs and selling, general and administrative expenses for fiscal 1996 and results for the fiscal years 1995 and 1994 have been reclassified to reflect their exclusion.

      Revenues from flight operations overall increased by $1,275,000 or 19.3% for fiscal 1996 as compared to fiscal 1995. This improvement was primarily due to increased fixed-wing charter revenues in the UK, partly offset by a reduced level of helicopter charter in the UK. The performance of these operations has been and will continue to be primarily affected by demand for both helicopter and fixed-wing charter within the UK market and between the UK and international destinations. Such demand may vary significantly from period to period.

      In August 1995, substantially all the business, assets and liabilities of Dollar Air was transferred to PLM Dollar Group Limited ("PDG"), in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of this transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited ("PLM"), were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. Accordingly, the operating results set forth above reflect consolidated operating results for Dollar Air, which was acquired in January 1994, through August 31, 1995. The Company's 50% share in the operating results of PDG for the year ended September 30, 1996 and the one month ended September 30, 1995 have not been consolidated but are recorded as equity in jointly-owned company. The carrying value of the unamortized goodwill arising on the acquisition of Dollar Air was written off in fiscal 1995 in the amount of $1,338,000. Although no assurance can be given, the Company intends to dispose of its interest in PDG as soon as practicable. The Company estimates that it will not sustain a loss upon such disposition. Accordingly, the asset has been reclassified as investment in jointly-owned company, held for resale, and therefore, the Company's share of the gain or loss in the jointly-owned company will no longer be recognized under the equity method of accounting. The Company's equity in the loss of jointly-owned company was immaterial in fiscal 1996.

MAINTENANCE OPERATIONS

      Revenues from maintenance operations increased by $948,000 or 17.9% in fiscal 1996 as compared to fiscal 1995, primarily due to an increased volume of maintenance sales related to customer aircraft. Gross margin percentage from these operations declined in fiscal 1996 as compared to fiscal 1995 due to increased market competitiveness in the helicopter maintenance area. Revenues from maintenance operations are affected by the level of the Company's flight operations, which impact on the maintenance requirements for the Company's operational aircraft, thereby reducing available capacity for maintenance of customer aircraft.

AIRCRAFT SALES OPERATIONS

      Revenues from aircraft sales operations decreased by $2,454,000 in fiscal 1996 as compared to fiscal 1995. Significant fluctuations in revenues and gross margin percentages from aircraft sales operations may occur from period to period based upon the role the Company takes in such transactions in which it is involved. For aircraft sales transactions in which the Company acts as principal, the Company records the full sales price of the aircraft as revenue and the cost of the aircraft as a charge to direct costs, resulting in a relatively low gross margin percentage. In other transactions, the Company may act strictly as a broker and record as revenue only the commissions on these sales transactions, generating a relatively high gross margin percentage. Consequently, the performance of these operations can best be gauged by the gross margins achieved for each period. Gross margins generated by aircraft sales operations have a material impact on the operating results of the Company and have historically varied significantly from period to period. The level of aircraft sales transactions is, to a significant degree, reflective of overall economic conditions.

FIXED BASE OPERATIONS

      Revenues from fixed base operations increased by $1,118,000 or 16.7% in fiscal 1996 as compared to fiscal 1995. This change is primarily attributable to an increase in the level of fuel sales volume and tenant occupancy at the Company's fixed base operations in Morristown, New Jersey. The performance of these operations to a significant degree is based upon the level of tenant occupancy with tenant leases ranging in term from one year to eleven years.
High occupancy levels for such facilities in the New York/New Jersey metropolitan area have allowed the financial performance of these operations to consistently improve during the last several years.

1995 COMPARED TO 1994

      Revenues for fiscal 1995 decreased to $27,221,000 as compared to revenues in fiscal 1994 of $27,361,000, a decrease of $140,000 or 0.1%. This decrease consists of reduced revenues from the operations of Dollar Air of $1,847,000, reduced revenues from flight operations of $603,000, offset by increased revenues from maintenance operations of $788,000, from aircraft sales of $762,000, from fixed base operations of $414,000 and the excess of proceeds from insurance policies over book value on aircraft involved in accidents and rendered unserviceable of $447,000.

      The Company reported an operating loss for fiscal 1995 of $351,000 as compared to operating income of $364,000 for fiscal 1994, a decrease of $715,000. This change resulted primarily from the writedown in fiscal 1995 of the carrying value of the unamortized goodwill arising on the acquisition of Dollar Air amounting to $1,338,000, partly offset by increased operating income from the Company's UK flight operations. Included in fiscal 1995 was a charge of $263,000 for the loss sustained on the sale of a Company-owned aircraft which was sold in that year. In 1994, the Company had reclassified this aircraft from fixed assets to aircraft held for resale and had recorded a charge of $180,000 to reduce its carrying value to estimated realizable value.

      Interest expense for fiscal 1995 increased to $1,772,000 as compared to $1,432,000 for fiscal 1994, an increase of $340,000 or 23.7%. This increase primarily represents increased interest rates paid on outstanding levels of borrowing, as well as an increase in indebtedness to HM Holdings of $500,000 from October 1994.

      In August 1995, substantially all the business, assets and liabilities of Dollar Air were transferred to PDG in exchange for 50% of the capital stock of PDG. In connection with this transfer, the carrying value of the unamortized goodwill arising from the acquisition of Dollar Air was written off in fiscal 1995 and amounted to $1,338,000.

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

FLIGHT OPERATIONS

      Revenues from flight operations overall decreased by $603,000 or 8.3% for fiscal 1995 as compared to fiscal 1994. While revenue levels were reduced due to competitive pressures, primarily in the UK, gross margin levels and percentages increased as a result of improvements in the UK operations in the areas of management contract margins, cost reductions put into effect and elimination of operational costs for fixed wing aircraft owned by the Company.

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

      In August 1995, substantially all the business, assets and liabilities of Dollar Air were transferred to PDG in exchange for 50% of the capital stock of PDG (see details above). Accordingly, the operating results set forth above reflect consolidated operating results for Dollar Air, which was acquired in January 1994, for the nine months ended September 30, 1994 and for the eleven months ended August 31, 1995. The Company's 50% share in the operating results of PDG for the year ended September 30, 1996 and the one month ended September 30, 1995 have not been consolidated but are shown under equity in jointly-owned company. The carrying value of the unamortized goodwill arising on the acquisition of Dollar Air was written off in fiscal 1995 in the amount of $1,338,000.

MAINTENANCE OPERATIONS

      Revenues from maintenance operations increased by $788,000 or 17.5% in fiscal 1995 as compared to fiscal 1994, primarily due to an increased volume of maintenance sales related to customer aircraft. Gross margin percentage from these operations declined in fiscal 1995 as compared to fiscal 1994 due to increased market competitiveness in the helicopter maintenance area.

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1996, the Company had a working capital deficit of $2,159,000 and stockholders' equity of $3,399,000. The Company had net cash provided by operating activities of $1,761,000 in fiscal 1996 compared to $1,878,000 in fiscal 1995. This decrease in cash flow from operating activities is primarily due to the effect of the disposal of company owned aircraft in 1995, reduced inventory and an increase in deferred revenue, offset by improvements in operating profitability.

      Pursuant to a Credit Agreement, as amended, entered into in August 1990 (the "Credit Agreement"), HM Holdings, Inc., an indirect wholly-owned subsidiary of Hanson PLC ("HM Holdings"), had provided secured debt financing ("the Loans") in the aggregate amount of $17,000,000 to the Company and Lynton Jet Centre, Inc. ("Lynton Jet Centre"). Prior to the completion of the Debt Discharge Transaction (as described below), the principal amount owing to HM Holdings at September 30, 1996 under the Loans was $6,605,923.

      On November 8, 1996, a Debt Discharge Agreement (the "Debt Discharge Agreement") was entered into by and among Hanson North America, Inc. ("Hanson North America"), Millennium America Inc. (formerly named Hanson America Inc.) ("Millennium America"), and the Company, Lynton Jet Centre and Lynton Properties, Inc. ("Lynton Properties"), a wholly-owned subsidiary of Lynton Jet Centre. Prior thereto, Hanson North America had succeeded to HM Holdings as lender under the Credit Agreement and had acquired certain assets of HM Holdings including the equity securities described below. Pursuant to the Debt Discharge Agreement and on November 13, 1996, Hanson North America was paid the sum of $3,500,000, and in consideration thereof (plus other consideration described below), (i) cancelled the Loans and discharged all obligations under the Credit Agreement except for certain indemnification obligations stated therein to survive termination of the Loans, (ii) surrendered to the Company

848,454 shares of common stock, par value $.30 per share (the "Common Stock"), of the Company, (iii) surrendered Warrants to purchase an aggregate of 247,513 shares of Common Stock of the Company, and (iv) surrendered 2,000 shares of Series D Preferred Stock of the Company (the "Debt Discharge Transaction"). The foregoing shares and Warrants represented Hanson North America's entire equity interest in the Company. As provided in the Debt Discharge Agreement, the foregoing transactions were deemed to have occurred as of September 30, 1996.

      In connection with the Debt Discharge Transaction, Hanson North America also released all security and liens under the Credit Agreement, including its First Leasehold Mortgage (the "Leasehold Mortgage") and Assignment of Rents on the Jet Centre facility operated by Lynton Jet Centre at the Morristown Municipal Airport, Morristown, New Jersey. In addition, Millennium America, which previously guaranteed certain obligations of Lynton Jet Centre which were also secured by the First Leasehold Mortgage, terminated and released its interests in the Leasehold Mortgage. Millennium America continues to guarantee certain obligations of Lynton Jet Centre to Massachusetts Mutual Life Insurance Company (see below).

      Simultaneously with the completion of the Debt Discharge Transaction, and in order to pay Hanson North America $3,500,000 in connection therewith, Lynton Jet Centre, as borrower, entered into a Loan and Security Agreement dated November 13, 1996 with Finova Capital Corporation ("Finova"), as Lender, pursuant to which Finova made a secured loan to Lynton Jet Centre in the principal amount of $4,000,000 (the "Finova Loan").

      The Finova Loan, together with interest thereon at the interest rate of 10.7% per annum shall be repaid in 96 equal consecutive monthly payments consisting of (a) principal and interest in an amount that will fully amortize 65% of the Finova Loan plus (b) interest only, on the remaining 35% of the principal balance of the Finova Loan calculated at 10.7% per annum. The remaining unpaid principal balance ($1,400,000) of the Finova Loan shall be payable on December 1, 2004. The Finova Loan requires compliance with certain covenants, financial and otherwise, as defined in the loan agreement, including maintaining a minimum tangible net worth and a minimum earnings, before interest, taxes, depreciation and amortization, coverage ratio by both Lynton Jet Centre as borrower and Lynton Group, Inc. as guarantor.

      In December 1993, the Company completed an off-shore placement of $2,500,000 principal amount of 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures"). The Debentures were originally convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at a price of $3.75 per share. The Debentures may also be redeemed by the Company at any time or from time to time commencing July 1995, at the Company's option, in whole or in part at the redemption prices (expressed as percentages of the principal amount) ranging from 109% to 100%. Prior to December 31 of each of the years from 1996 to 1998, inclusive, the Company has agreed to pay to the trustee for the Debentures, as a sinking fund payment, cash in the amount of 1/3 of the aggregate principal amount of the issued Debentures, provided that Debentures converted or reacquired or redeemed by the Company may be used, at the principal amount thereof, to reduce the amount of any sinking fund payment. In fiscal 1996, the Company repurchased a portion of its Debentures in the amount of $540,000 for cash payments totaling $162,000. The Company realized a gain on redemption of $287,000, net of related debt issuance costs, on these repurchases. In addition, the remaining holders of the Debentures have been given the opportunity to convert the Debentures into shares of Common Stock of the Company at a conversion price of $.33 per share. Prior to completion of the Debt Discharge Transaction and refinancing of the Jet Centre facility described above, there were Debentures in the principal amount of $1,960,000 outstanding. Two holders of the Debentures, who are affiliates of the Company, issued their consent to convert the Debentures held by them (in the principal amount of $1,065,000) into 3,227,273 shares of Common Stock (effective at September 30, 1996). The Debentures acquired in the above transactions will be applied against the sinking fund obligations for December 31, 1996 and 1997.

      During the period from June 30, 1995 through January 22, 1996, the Company was not in compliance with the minimum net worth requirements under the Debentures. As of January 23, 1996, in connection with such requirements, a majority of the debenture holders agreed to waive any and all such net worth requirements for fiscal 1995 and 1996 and the first quarter of fiscal 1997. No assurances can be given as to the Company's ability to meet future net worth requirements under the Debenture Agreement or that additional waivers will be received at appropriate times.

      The Company expects to continue meeting all of its obligations in the coming year by focusing on its established operations. Cash flows from these operations are expected to be sufficient to meet all of its operating requirements and, significantly reduced, debt service requirements.

        Aircraft are financed primarily through short and medium term notes payable to banks and financing companies and are generally collateralized by such aircraft. The Company anticipates no material capital expenditures will be required in fiscal 1997.

      In June 1994, Lynton Properties issued to Connecticut Mutual Life Insurance Company ("Connecticut Mutual") a $9,000,000 mortgage note at 6.69% due January 3, 2006 (the "Mortgage Note") with scheduled monthly payments of principal and interest. The Mortgage Note is secured by a Leasehold Mortgage and Security Agreement and an Assignment of Leases and Rents on a lease between a certain tenant and Lynton Properties relating to a hangar and office facility located at the Lynton Jet Centre. Massachusetts Mutual Life Insurance Company is an assignee of Connecticut Mutual under this loan.

      The Company has unused federal net operating loss carryforwards at September 30, 1996 of approximately $777,000, which expire through September 30, 2010. As a result of the Jet Centre acquisition, the related issuance of a warrant to HM Holdings and the conversion of the Debentures and Preferred Stock into common stock referred to above, utilization of the net operating loss carryforwards is substantially restricted under Section 382 of the Internal Revenue Code of 1986, as amended. Future realization of the restricted net operating loss carryforwards will be limited annually to an amount generally calculated by multiplying the value of the Company immediately preceding the issuance of the warrant to HM Holdings in August 1990, and the conversion of the Debentures and Preferred Stock into common stock effective September 30, 1996 by the long-term tax exempt rates at those dates.

      Inflation has not significantly impacted the Company's operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information required by Item 9 has been previously reported in the Company's Current Report on Form 8-K, dated July 19, 1996.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

      There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)(2) Consolidated Financial Statements and Financial Statement Schedules.

      The Consolidated Financial Statements and Schedules filed as part of this report are listed in the Index to Consolidated Financial Statements and Schedules annexed hereto and made a part hereof.

(a) (3) Exhibits.

      3.1   Registrant's restated certificate of incorporation (7)

      3.2   Registrant's by-laws1(1)

      4.1 Indenture dated as of December 21, 1993 between the Registrant and American Stock Transfer & Trust Company, as Trustee, relating to Registrant's 10% Senior Subordinated Convertible Debentures due December 31, 1998, together with form of Debenture (6)

      10.1 Ground Lease for premises at Morristown Municipal Airport, Morristown, New Jersey (4)

      10.2  Employment Agreement dated August 30, 1996 with Christopher Tennant

      10.3  1993 Stock Option Plan (5)

      21.0  Lynton Group, Inc., parent and subsidiaries (6)

      99.1 Stockholders' Agreement dated as of August 14, 1990 by and among the Registrant, HM Holdings, Inc. and Christopher Tennant (3)

      99.2 First Amendment to Stockholders' Agreement dated December 22, 1992 by and among Lynton Group, Inc., HM Holdings, Inc., Brae Group, Inc., James Niven and Task Holdings, Inc. (2)

      99.3 Note Agreement dated as of June 22, 1994 between Lynton Properties, Inc. and Connecticut Mutual Life Insurance Company relating to a $9.0 million 6.69% mortgage note due January 3, 2006 (6)

      99.4 Business Acquisition Agreement between Dollar Air Services Limited and PLM Dollar Group Limited (7)

      99.5 Debt Discharge Agreement dated as of November 8, 1996 by and among Hanson North America, Inc., Millennium America Inc., Lynton Group, Inc., Lynton Jet Centre, Inc. and Lynton Properties, Inc. (8)

      99.6 Loan and Security Agreement dated November 13, 1996 by and between Lynton Jet Centre, Inc., as Borrower, and Finova Capital Corporation, as Lender (8)
      -------------------------------------------------------------------------

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, dated December 22, 1992, and incorporated by reference herein.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, dated August 14, 1990, and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, and incorporated by reference herein.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and incorporated by reference herein.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, and incorporated by reference herein.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, and incorporated by reference herein.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K, dated November 13, 1996, and incorporated by reference herein.

(b) Reports on Form 8-K.

            Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

ITEMS REPORTED                FINANCIAL STATEMENTS FILED        DATE OF REPORT
Changes in Registrant's        None                              July 19, 1996
Certifying Accountant

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

                                          Date:  1/14/97

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                             DATE



/S/ CHRISTOPHER TENNANT       President, Chief Executive      1/14/97
Christopher Tennant           Officer, Director (Principal
                              Executive Officer)


/S/ RICHARD HAMBRO            Co-Chairman of the Board,       1/14/97
Richard Hambro                Director


/S/ JAMES G. NIVEN            Co-Chairman of the Board,       1/14/97
James G. Niven                Director


/S/ NICHOLAS R. H. TOMS       Director                        1/14/97
Nicholas R. H. Toms


/S/ PAUL R. DUPEE, JR.        Director                        1/14/97
Paul R. Dupee, Jr.


/S/ NIGEL PILKINGTON          Director                        1/14/97
Nigel Pilkington


/S/ PAUL BOYD                 Principal Financial Officer     1/14/97
Paul Boyd


/S/ BRIAN T. MCCLOSKEY        Corporate Controller            1/14/97
Brian T. McCloskey            (Controller)

                   Lynton Group, Inc. and Subsidiaries

         Index to Consolidated Financial Statements and Schedule

                           September 30, 1996






Reports of Independent Certified Public Accountants...........F-l
Reports of Independent Auditors...............................F-2

Consolidated Financial Statements

Consolidated Balance Sheets...................................F-3
Consolidated Statements of Operations.........................F-5
Consolidated Statements of Changes in Stockholders' Equity....F-7
Consolidated Statements of Cash Flows.........................F-9
Notes to Consolidated Financial Statements....................F-10

Schedules

Reports of Independent Certified Public Accountants..........F-29
Reports of Independent Auditors..............................F-30
Schedule II - Valuation and Qualifying Accounts..............F-31


Schedules other than those listed above are omitted since they are not required, are not applicable or the information is included in the consolidated financial statements and notes thereto.

           Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Lynton Group, Inc.

We have audited the accompanying consolidated balance sheet of Lynton Group, Inc. and subsidiaries as of September 30, 1996 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynton Group, Inc. and subsidiaries at September 30, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        /s/ Grant Thornton LLP


Parsippany, New Jersey
December 24, 1996

                     Report of Independent Auditors


The Board of Directors and Stockholders
Lynton Group, Inc.

We have audited the accompanying consolidated balance sheet of Lynton Group, Inc. and subsidiaries as of September 30, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynton Group, Inc. and subsidiaries at September 30, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


                                        /s/ Ernst & Young LLP


MetroPark, New Jersey
December 21, 1995, except for the twelfth and the twenty third paragraphs of Note
4, as to which the dates are January 5,
1996 and January 23, 1996, respectively

                                                             SEPTEMBER 30
                                                          1996           1995
<S
ASSETS
Current assets:
 Cash and cash equivalents                             $1,268,475      $137,322
 Accounts receivable (net of allowance for doubtful
  accounts of $21,000 in 1996 and $22,000 in 1995)      2,336,549     1,948,368
 Due from HM Industries, Inc.                                   -       156,396
 Inventories                                              822,339     1,019,810
 Prepaids, principally insurance, and other
  current assets                                          396,605       299,181
Total current assets                                    4,823,968     3,561,077
Property, plant and equipment:
 Aircraft                                               1,286,139     1,208,117
 Buildings                                             14,068,240    14,082,497
 Furniture and equipment                                1,205,295     1,137,008
 Motor vehicles                                           344,946       357,164
 Leasehold improvements                                   481,799       495,892
                                                       17,386,419    17,280,678
Less accumulated depreciation and amortization          3,977,517     3,453,387
                                                       13,408,902    13,827,291
Due from affiliate                                              -       191,308
Funds held in escrow                                      150,000       150,000
Investment in jointly-owned company held for resale     1,182,376     1,201,248
Long-term ground lease, less accumulated amortization
 of $357,000 in 1996 and $299,000 in 1995               1,992,606     2,051,351
Goodwill, less accumulated amortization
 of $461,000 in 1996 and $396,000 in 1995               2,213,635     2,284,408
Other assets and deferred charges, less accumulated
 amortization of $153,000 in 1996 and $161,000 in 1995    601,690       645,757
                                                      $24,373,177   $23,912,440

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                              SEPTEMBER 30
                                                           1996           1995
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Revolving credit facilities                                    -      $240,533
 Current portion of capital lease obligations             $34,225        26,701
 Current portion of long-term debt                        986,506       924,580
 Accounts payable                                       3,206,504     2,530,551
 Accrued expenses                                         888,972     1,419,380
 Accrued income taxes                                     154,000             -
 Advances from customers                                  150,051       107,199
 Deferred revenue                                       1,563,166     1,059,904
Total current liabilities                               6,983,424     6,308,848
Obligations under capital leases, less current portion     34,580        18,487
Deferred revenue, less current portion                    960,000             -
Long-term debt, less current portion                   12,838,491    17,392,361
Deferred income taxes                                     157,812             -
Commitments and contingencies
Stockholders' equity:
 Preferred Stock, authorized 3,000,000 shares:
   Series C Convertible Preferred Stock par value $.01 a
     share; issued and outstanding 1,000 shares in 1995         -            10
   Series D Preferred Stock, par value $.01 a share;
     issued and outstanding 2,000 shares in 1995                -            20
 Common Stock, par value $.30 a share: authorized
     10,000,000 shares; issued 6,394,872 shares in 1996
     and 1,957,177 shares in 1995                       1,918,462       587,153
 Additional paid-in capital                             9,779,823     8,321,055
 Accumulated deficit                                  (8,233,475)   (8,624,285)
 Translation adjustment                                  (54,592)      (80,709)
                                                        3,410,218      203,244
 Common stock held in Treasury at cost; 850,454
   shares in 1996 and 2,000 shares in 1995               (11,348)      (10,500)
Total stockholders' equity                              3,398,870       192,744
                                                      $24,373,177   $23,912,440

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               YEAR ENDED SEPTEMBER 30
                                         1996            1995            1994
Net revenue:
 Flight operations                   $7,894,484     $11,494,202     $13,943,370
 Maintenance operations               6,237,913       5,290,253       4,501,643
 Aircraft sales operations              833,781       3,287,761       2,525,779
 Fixed base operations                7,820,148       6,702,505       6,288,429
 Other                                        -         446,751         101,800
                                     22,786,326      27,221,472      27,361,021
Expenses:
 Direct costs of operations:
  Flight operations                   6,963,692      10,361,889      12,544,675
  Maintenance operations              5,313,666       4,441,887       3,682,375
  Aircraft sales operations             367,819       2,800,526       1,851,097
  Fixed base operations               4,984,026       4,023,434       3,698,958
  Writedown in value of aircraft
    held for resale                           -               -         180,000
                                     17,629,203      21,627,736      21,957,105
 Selling, general and administrative  2,432,063       3,473,641       3,746,864
 Depreciation                           661,572         932,603       1,071,885
 Amortization of ground lease
   and goodwill                         126,960         200,280         220,584
 Writedown of goodwill                        -       1,338,302               -
Operating income (loss)               1,936,528       (351,090)         364,583
Amortization of debt discount
 and issuance costs                     139,475         139,450         135,032
Interest expense                      1,336,137       1,772,028       1,431,959
Write-off of amount due from
  affiliate                             191,308               -               -
Equity in loss of jointly-owned
  company                                     -          57,585               -
Income (loss) before income tax
  provision and extraordinary item      269,608     (2,320,153)     (1,202,408)
Income tax provision                    151,206               -          28,175
Income (loss) before extraordinary
  item                                  118,402     (2,320,153)     (1,230,583)
Extraordinary item-gain (loss) related
  to early extinguishment of debt       287,408               -       (166,000)
Net income (loss)                       405,810     (2,320,153)     (1,396,583)
Dividends on Preferred Stocks                 -       (214,424)       (178,029)
Net income (loss) attributable to
  Common Stock                         $405,810    $(2,534,577)    $(1,574,612)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                  YEAR ENDED SEPTEMBER 30,
                                         1996           1995           1994
Average number of common shares
  outstanding                         1,961,760       1,957,177       1,932,676

Primary earnings per share
Income (loss) per common share
 before extraordinary item                 $.06         $(1.30)          $(.72)
Extraordinary item                          .15               -           (.09)
Net income (loss) per common share         $.21         $(1.30)          $(.81)
Fully diluted earnings per share
Income (loss) per common share
 before extraordinary item                 $.09         $(1.30)          $(.72)
Extraordinary item                          .13               -           (.09)
Net income (loss) per common share         $.22         $(1.30)          $(.81)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

        Lynton Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders'
                      Equity

   YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                       SERIES C
                     CONVERTIBLE   SERIES D
                      PREFERRED   PREFERRED
                        STOCK       STOCK     COMMON STOCK       TREASURY STOCK
                     SHARES AMT SHARES AMT  SHARES    AMOUNT    SHARES  AMOUNT
Balance at
 September 30,1993   1,000  $10  2,000 $20 1,885,510   $565,653  2,000 $(10,500)
Issuance of shares
 of Common Stock
 related to
 acquisition of
 Dollar Air
 Services Limited                             71,667     21,500
Net loss for year
 ended September
 30, 1994
Dividends on
 Preferred Stocks
Translation
 adjustment at
 September 30, 1994
Balance at September
 30, 1994            1,000  $10  2,000 $20 1,957,177   $587,153  2,000 $(10,500)
Net loss for year
 ended September
 30, 1995
Dividends on
 Preferred Stocks
Translation
 adjustment at
 September 30, 1995
Balance at September
 30,1995             1,000  $10  2,000 $20 1,957,177   $587,153  2,000 $(10,500)
Issuance of shares of
 Common Stock related
 to acquisition of
 Dollar Air Services
 Limited                                       5,000      1,500
Net income for year
 ended September
 30, 1996
Underaccrual of prior
 years dividends
Issuance of shares of
 Common Stock in
 exchange for Series
 C Preferred Stock (1,000) (10)            2,053,876    616,163
Surrender of Series
 D Preferred Stock             (2,000)(20)
Issuance of shares
 of Common Stock
 related to
 redemption of
 convertible
 debentures                                3,227,273    968,182
Surrender of shares
 of Common Stock
 to company                                (848,454)  (254,536) 848,454    (848)
Discharge of debt
 due HM Industries,
 net of related
 taxes and costs
Translation
 adjustment at
 September 30, 1996
Balance at September
 30, 1996                0  $0      0  $0 6,394,872 $1,918,462 850,454 $(11,348)
 1996

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

     Lynton Group, Inc. and Subsidiaries

    Consolidated Statements of Changes in
       Stockholders' Equity (Continued)

YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                            ADDITIONAL                                TOTAL
                             PAID-IN    ACCUMULATED   TRANSLATION  STOCKHOLDERS'
                             CAPITAL      DEFICIT      ADJUSTMENT     EQUITY
Balance at September
 30, 1993                  $8,198,805   $(4,515,096)   $(72,290)    $4,166,602
Issuance of shares of
 Common Stock related to
 acquisition of Dollar Air
 Services Limited             122,250                                  143,750
Net loss for year ended
 September 30, 1994                      (1,396,583)               (1,396,583)
Dividends on
 Preferred Stocks                          (178,029)                 (178,029)
Translation adjustment at
 September 30, 1994                                     (11,667)      (11,667)
Balance at September
 30, 1994                  $8,321,055   $(6,089,708)   $(83,957)    $2,724,073
Net loss for year ended
 September 30, 1995                      (2,320,153)               (2,320,153)
Dividends on
 Preferred Stocks                          (214,424)                 (214,424)
Translation adjustment at
 September 30, 1995                                        3,248         3,248
Balance at September
 30, 1995                  $8,321,055   $(8,624,285)   $(80,709)      $192,744
Issuance of shares of
 Common Stock related
 to acquisition of Dollar
 Air Services Limited           3,500                                    5,000
Net income for year ended
 September 30, 1996                          405,810                   405,810
Underaccrual of prior
 years dividends                            (15,000)                  (15,000)
Issuance of shares of
 Common Stock in exchange
 for Series C
 Preferred Stock            (616,153)                                        -
Surrender of Series D
 Preferred Stock                   20                                        -
Issuance of shares of
 Common Stock related to
 redemption of convertible
 debentures                   100,045                                1,068,227
Surrender of shares of
 Common Stock to company      255,384                                        -
Discharge of debt due HM
 Industries, net of
 related taxes and costs    1,715,972                                1,715,972
Translation adjustment at
 September 30, 1996                                       26,117        26,117
Balance at September
 30, 1996                  $9,779,823   $(8,233,475)   $(54,592)    $3,398,870

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                YEAR ENDED SEPTEMBER 30
                                           1996         1995           1994
<S
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                        $405,810   $(2,320,153)   $(1,396,583)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
Depreciation and amortization             928,007      1,272,333      1,427,501
Equity in loss of jointly-owned company         -         57,585              -
Write-off of amount due from affiliate    191,308              -              -
(Gain) loss on early extinguishment
 of debt                                (287,408)              -        166,000
Writedown in value of aircraft held
 for resale                                     -              -        180,000
Writedown of goodwill                           -      1,338,302              -
Changes in certain assets and
 liabilities, excluding effect from
 acquisitions and divestitures:
  Accounts receivable                   (405,409)         20,510      (399,154)
  Due from (to) affiliates                 44,775        229,530      (131,712)
  Inventories                             182,479        346,418       (16,425)
  Aircraft held for resale                      -      1,605,635              -
  Prepaids and other current assets       116,960       (33,799)       (97,904)
  Accounts payable and accrued expenses   265,548      (923,672)      (714,768)
  Advances from customers and
   deferred revenue                       319,084        285,793         62,437
Net cash provided by (used in)
 operating activities                   1,761,154      1,878,482      (920,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for shares of Dollar Air
 Services Limited and related
 acquisition costs                              -              -      (800,495)
Capital expenditures                    (273,263)      (425,357)      (747,829)
Disposal of fixed assets                   52,472      1,017,114              -
Net cash (used in) provided by
 investing activities                   (220,791)        591,757    (1,548,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on preferred stocks                   -      (214,424)      (178,029)
(Redemption of) proceeds from
 issuance of senior subordinated
 convertible debt                       (162,000)              -      2,186,425
Proceeds from issuance of 6.69%
 mortgage note, net of issuance
 costs and escrow funds                         -              -      8,359,674
Proceeds of borrowings from finance
 company, net of issuance costs         3,850,000              -              -
(Repayment to) borrowings of debt
 from HM Holdings, Inc.               (3,500,000)        500,000    (7,342,500)
Repayment of long-term debt             (610,868)    (2,607,396)      (292,923)
Proceeds from notes payable                34,700              -         50,776
Repayment of note payable-affiliate             -       (68,081)       (91,685)
Reduction of capital lease obligations   (28,592)       (86,705)      (345,858)
Net cash (used in) provided by
 financing activities                   (416,760)    (2,476,606)      2,345,880
Effect of exchange rate changes
 on cash flow                               7,550              -              -
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                   1,131,153        (6,367)      (123,052)
Cash and cash equivalents,
 beginning of year                        137,322        143,689        266,741
Cash and cash equivalents,
 end of year                           $1,268,475       $137,322       $143,689

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include
the  accounts of Lynton Group, Inc.  and  its
directly    and    indirectly    wholly-owned
subsidiaries  (the  "Company"),  Lynton   Jet
Centre, Inc. ("Lynton Jet"); Lynton Aviation,
Inc.;  Lynton Aviation Services, Inc.; Ramapo
Helicopters,      Inc.("Ramapo");     LynStar
Aviation,     Inc.    ("LynStar"):     Lynton
Properties,   Inc.   ("Lynton   Properties");
Lynton  Group  Limited   ("Limited");  Lynton
Aviation   Limited;   European    Helicopters
Limited ("EHL"); Dollar Air Services  Limited
("Dollar  Air")  (see  Note  3);  Black  Isle
Helicopters     Limited    ("Black    Isle");
Helicopters  Dollar   Interamericas   SA  and
Dollar  Air's 70% owned subsidiary, Servicios
de  Helicopteros   SA.   Since  August  1995,
Dollar Air and Black  Isle are 50% indirectly
owned   by   the  Company.  All   significant
intercompany accounts and transactions have been eliminated in consolidation.

PRINCIPAL BUSINESS ACTIVITY

The Company and its subsidiaries  are engaged
primarily  in  the  performance  of  aviation
sales  and services in the United States  and
the United  Kingdom.   Services  include  the
charter, management and operation of aircraft
for   corporate,   industrial   and   utility
applications      ("flight      operations");
maintenance    of    aircraft   ("maintenance
operations"); sale and  brokerage of aircraft
("aircraft sales operations");  and hangarage
and   refueling  of  aircraft  ("fixed   base
operations").   Additionally,  as part of the
Company's  flight  operations,  the   Company
provided  industrial  and  utility helicopter
support  services  to  customers   in   South
America   and  other  international  markets,
through December 31, 1994, when the Company ceased these operations.

LIQUIDITY

References made to pages 12, 13 and 14 of this Form 10-K for a discussion of certain liquidity issues facing the Company.

REVENUE RECOGNITION

Revenues   for   maintenance    and    flight
operations are recognized when services  have
been performed.  Revenues related to aircraft
sales  and  commissions are recognized at the
time title is  transferred.   Rental revenues
related   to  tenant  leases  are  recognized
pursuant to the terms of the respective leases.

AIRCRAFT HELD FOR RESALE AND INVENTORIES

Aircraft held for resale and inventories
(principally aircraft maintenance parts) are valued at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and  equipment  are  stated at cost.
Depreciation and amortization are computed on
the straight-line
method   over  the  estimated  useful   lives
indicated below.

Aircraft                                          10-15 years
Buildings                                            40 years
Furniture and equipment                               5 years
Motor vehicles                                        5 years
Leasehold improvements                         Term of leases

GROUND LEASE, DEFERRED CHARGES AND GOODWILL

Ground  lease   and   deferred   charges,  in
connection with the acquisition of the assets
of  the  Linpro  Jet  Centre in 1990 and  its
related refinancing (as described in Note 4),
are being amortized on  a straight-line basis
over   terms   of  forty  and  seven   years,
respectively.

Goodwill resulting  from  the  excess  of the
purchase   price   over  the  net  assets  of
businesses acquired is being amortized over a
forty-year   period  on   the   straight-line
method.  The carrying value of the long-lived
assets  are  reviewed   if   the   facts  and
circumstances   suggest   that   it   may  be
permanently   impaired,  in  accordance  with
Statement of Financial  Accounting  Standards
No. 121, "Impairment of Long-Lived Assets and
Long-Lived  Assets  to be Disposed of".  Such
review   is  based  upon   the   undiscounted
expected future  operating cash flows derived
from such businesses  and,  in the event such
result is less than the carrying value of the
long  lived assets, including  goodwill,  the
carrying   value  of  such  assets  would  be
reduced  to  an   amount  that  reflects  the
expected  future  benefit.   During  1995,  a
writedown    of    $1,338,302   of   goodwill
originally recorded in connection with the Dollar Air acquisition was recorded.

INCOME TAXES

The  Company  applies  an asset and liability
approach  to  accounting  for  income  taxes.
Deferred  income tax assets  and  liabilities
arise from  differences between the tax basis
of an asset or  liability  and  its  reported
amount    in   the   consolidated   financial
statements.    Deferred   tax   balances  are
determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received.

FOREIGN CURRENCY TRANSLATIONS

Assets    and    liabilities    of    foreign
subsidiaries   are  translated  at  rates  of
exchange  in  effect  at  the  close  of  the
period.  Revenues and expenses are translated
at the weighted  average of exchange rates in
effect  during  the  year.   The  effects  of
exchange  rate  fluctuations  on  translating
foreign currency  assets and liabilities into
US  dollars  are  included  as  part  of  the
foreign   currency   translation   adjustment
component of stockholders' equity. Losses and
gains   realized   from   foreign    currency
transactions  resulted  in  a loss of $26,000
and gains of $152,000 and $149,000   in 1996,
1995 and 1994, respectively, and are included in the consolidated statements of operations.

EARNINGS PER SHARE

Income (loss) per common share is computed by
dividing  the  net income (loss) attributable
to  Common  Stock  by  the  weighted  average
number of shares  of  Common  Stock and other
common  stock equivalents outstanding  during
the year, unless the effect of including such
common  stock   equivalents  would  be  anti-
dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value  of  financial instruments
(principally consisting of cash and cash equivalents, accounts receivable and long-term debt) approximate fair value.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS  No.  123, "Accounting  for  Stock-Based
Compensation, " is required to be implemented
in fiscal years  beginning after December 15,
1995 (fiscal 1997) and introduces a choice of
the method of accounting used for stock-based
compensation. Entities may use the "intrinsic
value" method currently  based  on APB No. 25
or the "fair value" method contained  in SFAS
No.  123.  The  Company  intends to implement
SFAS No. 123 in 1997 by continuing to account
for stock-based compensation  under  APB  No.
25.  As  required  by  SFAS No. 123, the pro-
forma effects on net income  and earnings per
share  will  be  determined, as if  the  fair
value  method  had  been   applied,   in  the
financial statement. The effects of SFAS  No.
123 have not yet been determined by the Company.

USING ESTIMATES IN FINANCIAL STATEMENTS

In    preparing   financial   statements   in
conformity with generally accepted accounting
principles,  management  is  required to make
estimates  and  assumptions that  affect  the
reported amounts  of  assets  and liabilities
and the disclosure of contingent  assets  and
liabilities  at  the  date  of  the financial
statements  and revenues and expenses  during
the reporting  period.  Among the significant
estimates  made  by  management  included  in
these Consolidated  Financial  Statements are
the  useful  lives of long-lived assets,  the
fair value of financial instruments, the fair
value  of  the Company's  Common  Stock,  the
realizable value  of  the  investment in PDG,
the estimated fair value of  the  aircraft at
the  end of the lease-which is guaranteed  by
the  Company,   and   the   adequacy  of  the
insurance  coverage.   Actual  results  could
differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements in order to conform to the current presentation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments
in  highly   liquid   securities   having  an
original maturity date of three months or less. Cash, at September 30, 1996, includes approximately $700,000 on deposit in the United Kingdom.

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



2.  STOCKHOLDERS' EQUITY

REVERSE STOCK SPLIT

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

WARRANT

In connection with the execution  of the 1990
Credit  Agreement  (see Note 4), the  Company
issued  to  HM  Holdings  Inc.,  an  indirect
wholly owned subsidiary  of  Hanson  PLC ("HM
Holdings"),    a   Warrant   (the   "Original
Warrant")  to  purchase   996,334  shares  of
Common  Stock.   The  Original   Warrant  was
exercisable at any time during the  period in
which the Loans were outstanding, and  for  a
period  of  90  days  after  repayment of the
Loans, at an exercise price of  $1,000,000 in
the  aggregate.   The  Original  Warrant  was
valued at the estimated fair market  value at
the  date  of  grant  of  the  shares,  to be
received,   less   the  exercise  price.   On
December 22, 1992, HM  Holdings  exercised  a
portion  of the Original Warrant amounting to
848,455    shares    (see    Recapitalization
Agreement below).

Concurrently   with   the   delivery  of  the
Original  Warrant, HM Holdings,  the  Company
and Christopher Tennant, a director and Chief
Executive Officer  of the Company, executed a
Stockholders'  Agreement  that  provides  for
certain rights of  first  refusal,  rights of
inclusion  and  rights  to  compel  sales  in
connection  with  certain sales of securities
of  the  Company  by  HM   Holdings  and  Mr.
Tennant.  The Stockholders' Agreement further
provides that upon exercise  of  the Original
Warrant   and   as   long   as   HM  Holdings
beneficially  owned  at  least  25%  of   the
outstanding  shares  of  Common  Stock of the
Company,  the  Board  of  Directors  of   the
Company  should consist of nine directors and
HM Holdings  shall have the right to nominate
four directors.  In connection therewith, Mr.
Tennant agreed in the Stockholders' Agreement
to vote his shares  for  the  nominees  of HM
Holdings,  as  directors.   In  addition,  HM
Holdings  agreed  to  vote its shares for Mr.
Tennant,  as  a  director,  so  long  as  Mr.
Tennant  owned  not   less  than  5%  of  the
outstanding shares of Common Stock of the Company.

Pursuant to the Debt Discharge Agreement (see
Note  4) and on  November  13,  1996,  Hanson
North America  (as  successor to HM Holdings)
surrendered   to   the   Company    all   its
outstanding Warrants to purchase an aggregate of 247,513 shares of Common Stock of the Company.

RECAPITALIZATION AGREEMENT

Pursuant  to  a  Recapitalization   Agreement
dated  as  of  December  22,  1992  among the
Company,  Lynton Jet, HM Holdings, a director
of the Company, and two additional investors,
(i) the Company  sold  in  aggregate  to  the
director  and  two additional investors 1,000
shares  of  Series  C  Convertible  Preferred
Stock of the  Company for $1,000,000 in cash,
(ii) HM Holdings  (a)  purchased 2,000 shares
of Series D Preferred Stock  of  the  Company
for  $2,000,000 in cash which was applied  to
reduce   the  Company's  indebtedness  to  HM
Holdings, (b) exercised a portion of its Original Warrant for 848,454 shares of Common
Stock of the Company for an exercise price of $851,577 in cash which was applied to reduce the Company's indebtedness to HM Holdings, and (c) was issued a New Warrant to purchase up to an additional 99,634 shares of Common
Stock of the Company for $.30 per share at any time. The number of shares of Common
Stock for which the New Warrant and the price at which such shares were to be purchased was subject to adjustment upon the occurrence of certain events.

Effective September 30,  1996,  Hanson  North
America   (as   successor   to  HM  Holdings)
surrendered  to the Company 2,000  shares  of
Series D Preferred  Stock  of  the Company as
part of the discharge settlement  (the  "Debt
Discharge   Agreement",   see  Note  4).  The
Company  paid  dividends  on  the   Series  D
Preferred Stock of approximately $154,000 and
$118,000    in    fiscal   1995   and   1994,
respectively.   No  dividends  were  paid  in
fiscal 1996.

The four holders of all  of  the  outstanding
shares  of  Series  C  Convertible  Preferred
Stock  (the "Series C Preferred Stock")  have
been offered  by  the Company and have agreed
(effective September 30, 1996) to convert all
of  the  Series  C Preferred  Stock  into  an
aggregate  of  2,053,876   shares  of  Common
Stock.   Two  of such holders  are  James  G.
Niven, Co-Chairman  and  a  director  of  the
Company,  and  J. O. Hambro Nominees Limited,
which  may  be deemed  to  be  controlled  by
Richard Hambro, Co-Chairman and a director of
the  Company.   This   transaction  has  been
accounted  for  as  an  exchange   of  equity
instruments  with no gain or loss recognized.
The Company paid  dividends  on  its Series C
Convertible   Preferred   Stock   aggregating
$60,000 in both fiscal 1995 and 1994. No dividends were paid in fiscal 1996.


3.  ACQUISITION AND TRANSFER

ACQUISITION OF DOLLAR AIR SERVICES LIMITED

Pursuant to a Share Purchase  Agreement dated
January   13,   1994  (the  "Dollar  Purchase
Agreement") among  the  Company,  Limited,  a
wholly-owned  subsidiary  of  the Company and
all   of   the   shareholders   (the  "Dollar
Shareholders")   of  Dollar  Air,  a  company
organized under the laws of England, the Company, through Limited, acquired on such date all of the issued and outstanding shares of capital stock of Dollar Air. At the time of the Dollar Air acquisition, Dollar Air owned a 75% equity interest in Black Isle.
In September 1994, the remaining 25% of the capital stock of Black Isle was acquired by the Company.

The consideration paid related  to  the above
transactions   was  424,000  Pounds  Sterling
(approximately $642,000)  (including  certain
expenses of the Dollar Shareholders) paid  in
cash  and  the  issuance  of 71,667 shares of
Common  Stock of the Company.  An  additional
5,000 shares  of  Common Stock of the Company
were   issued  in  1996   to   complete   the
transaction.

TRANSFER OF DOLLAR AIR SERVICES LIMITED

In  August   1995,  pursuant  to  a  Business
Transfer  Agreement   with   PDG,  a  company
organized   under   the   laws  of  Scotland,
substantially all the business, assets and liabilities of Dollar Air and Black Isle were transferred to PDG in exchange for 50% of the capital stock of PDG. Simultaneously with the

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



consummation     of      the     transaction,
substantially all of the business, assets and
liabilities of P.L.M. Helicopters  Limited, a
company organized under the laws of  Scotland
("PLM")  were  transferred  to  PDG  and  the
shareholders of PLM were issued the remaining
50% of the capital stock of PDG. PDG operates
a   fleet   of   15  helicopters  from  bases
primarily  in  Scotland   and   England,  and
provides  helicopter  support  services   for
industrial  and  utility  applications in the
United  Kingdom. Accordingly,  the  Company's
net investment  in  PDG at September 30, 1995
is  shown  as  investment   in  jointly-owned
company   in  the  accompanying  consolidated
balance sheet and the Company's proportionate
share of the  results  of  operations  of PDG
since the transfer date were reflected in the
accompanying   consolidated    statement   of
operations   under   the   equity  method  of
accounting.

Although  no  assurance  can  be  given,  the
Company intends to dispose of its interest in
PDG  as  soon  as  practicable.  The  Company
expects that it will not sustain a  loss upon
such disposition. Accordingly, the asset  has
been  reclassified  as investment in jointly-
owned company held for resale, and therefore,
the Company's share of  the  gain  or loss in
the  jointly-owned company will no longer  be
recognized   under   the   equity  method  of
accounting. The Company's equity in the loss of jointly-owned company was immaterial in fiscal 1996.

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



4.  NOTES PAYABLE AND LONG TERM DEBT

Notes payable at September 30, 1996 and 1995 consist of the following:

                                                       1996              1995
  Revolving credit facilities with banks
   with interest at Sterling LIBOR rate
   (6.81% at September 30, 1995) plus 2.5%,
   due on demand.                                           -         $240,533

Long-term debt at September 30, 1996 and 1995 consists of the following:

  Term loans due to HM Holdings with interest
   at Eurodollar LIBOR rate (5.88% at
   September 30, 1995) plus 3.26%.                          -       $2,905,923
  Balance outstanding under revolving credit
   facility with HM Holdings with interest at
   Eurodollar LIBOR rate (5.88% at September
   30, 1995) plus 3.26%.                                    -        3,700,000
  Mortgage due to bank with interest at
   Sterling LIBOR rate (5.94% at September
   30, 1996) plus 2.0%, due in monthly
   installments through April, 2001.                 $340,989          408,608
  Mortgage Note payable to Massachusetts
   Mutual Life Insurance Company with an
   interest rate of 6.69% due in monthly
   installments through January 3, 2006.            8,010,980        8,501,447
  Mortgage Note payable to Finova Capital
   Corp. with an interest rate of 10.7%
   due in monthly installments through
   December 1, 2004, with a final installment
   payment of $1,400,000 due December 1, 2004.      4,000,000                -
  Senior Subordinated Convertible Debentures
   with interest at 10%, payable in the amount
   of 1/3 of the aggregate principal amount
   prior to December 31 of each of the years
   from 1996 to 1998.                                 895,000        2,500,000
  Note payable to finance company with
   interest at Sterling LIBOR rate (6.81% at
   September 30, 1995) plus 3.0% due
   September 30, 1996.                                      -          372,914
  Note payable to finance company with
   interest at Sterling LIBOR rate (5.94% at
   September 30, 1996) plus 4.5% payable in
   monthly installments through August, 1999.         546,035                -
  Notes payable due to finance company with
   an interest rate of 10.5%, due in monthly
   installments through February, 2000.                31,993                -
                                                  $13,824,997      $18,388,892
  Less:
  Unamortized discount on HM Holdings debt                  -         (71,951)
  Amount due within one year                        (986,506)        (924,580)
                                                  $12,838,491      $17,392,361

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



Maturities of long-term debt for the fiscal years ending September 30 are as follows:

1997                                                   $     986,506
1998                                                       1,105,412
1999                                                       1,225,159
2000                                                       1,905,145
2001                                                       1,250,713
Thereafter                                                 7,352,062
                                                         $13,824,997

Note payable due to financing company of $546,000 is collateralized by aircraft with an aggregate book value of approximately
$782,000. The mortgage of $341,000 is
collateralized by buildings with a net book value of approximately $650,000.

At September 30, 1996 and 1995, the weighted average interest rates on short-term borrowings was 9.2% and 9.3%, respectively.

HM HOLDINGS DEBT

Simultaneous with the  acquisition of the Jet
Centre  in 1990 the Company  entered  into  a
Credit Agreement  dated August 14, 1990 ("the
Credit Agreement")  with HM Holdings in order
to provide the Company  and  Lynton  Jet with
funds  to be used in part to finance the  Jet
Centre Acquisition  and  to finance a portion
of the ongoing working capital  needs  of the
Company  and  the  Jet  Centre.   The  Credit
Agreement  financing  consisted of term loans
in the amount of $2,000,000  and  $10,800,000
to  the Company and Lynton Jet, respectively,
and a revolving credit facility to Lynton Jet
which   provided  for  up  to  $4,200,000  in
borrowings (together, the "Loans").

In connection with the June 22, 1994 issuance
of  the  Mortgage   Note   discussed   below,
$8,000,000 of the net proceeds therefrom were
applied  to the repayment of the Loans.   The
Company's   term  loan  was  repaid  in  full
together with  all  principal payments on the
Lynton Jet term loan  except  for  the  final
payment in the principal amount of $2,905,923
which  would  be  due  on September 30, 1997.
The Credit Agreement also  provided  that the
revolving  credit  loans  of $3,200,000 would
also  be  due  on  September  30,  1997.  The
Company  recorded  an  extraordinary   charge
during  the year ended September 30, 1994  of
$166,000,  representing  the unamortized debt
discount and issuance costs  related  to  the
repaid portion of the Loans. In October 1994,
HM  Holdings loaned the Company an additional
$500,000 under an additional revolving credit
facility,  increasing the aggregate amount of
the revolving  credit facility to $3,700,000.
As a result, prior  to  the completion of the
Debt  Discharge  Transaction   (as  described
below),  the  principal  amount owing  to  HM
Holdings  at  September 30,  1996  under  the
Loans was $6,605,923.

On  November  8,   1996,   a  Debt  Discharge
Agreement   (the "Debt Discharge  Agreement")
was signed by and among Hanson North America,
Inc.  ("Hanson  North  America"),  Millennium
America  Inc.  (formerly named Hanson America
Inc.)   ("Millennium   America"),   and   the
Company, Lynton Jet and Lynton Properties, (a wholly-owned subsidiary of Lynton Jet). Prior thereto, Hanson North America had succeeded to HM Holdings as lender under the Credit
Agreement and had acquired certain assets of HM Holdings including the equity securities

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



described  below.   Pursuant   to   the  Debt
Discharge Agreement and on November 13, 1996,
Hanson  North  America  was  paid the sum  of
$3,500,000,  and  in  consideration   thereof
(plus other consideration described below and
in  Note  9),  (i)  cancelled  the  Loans and
discharged  all obligations under the  Credit
Agreement except  for certain indemnification
obligations   stated   therein   to   survive
termination of the Loans, (ii) surrendered to
the Company 848,454 shares of Common Stock of
the Company, (iii)  surrendered  Warrants  to
purchase  an  aggregate  of 247,513 shares of
Common  Stock  of  the  Company,   and   (iv)
surrendered   2,000   shares   of   Series  D
Preferred  Stock  of  the  Company (the "Debt
Discharge   Transaction").    The   foregoing
shares and Warrants represented  Hanson North
America's  entire  equity  interest  in   the
Company.   As  provided in the Debt Discharge
Agreement, the foregoing transactions were deemed to have occurred at September 30, 1996, and the net amount of debt discharged
($6,605,923), less consideration given, is recorded as a credit to Additional Paid-In
Capital.

In  connection  with   the   Debt   Discharge
Transaction,   Hanson   North   America  also
released  all  security  and liens under  the
Credit   Agreement,   including   its   First
Leasehold Mortgage (the "Leasehold Mortgage")
and Assignment of Rents  on  the  Jet  Centre
facility   operated  by  Lynton  Jet  at  the
Morristown Municipal Airport, Morristown, New
Jersey.   In  addition,  Millennium  America,
which    previously     guaranteed    certain
obligations  of Lynton Jet  which  were  also
secured  by  the  First  Leasehold  Mortgage,
terminated and  released its interests in the
Leasehold   Mortgage.    Millennium   America
continues to guarantee certain obligations of Lynton Jet to MassMutual.

Interest  expense related to  the  borrowings
from HM Holdings  was approximately $455,000,
$607,000 and $735,000  for  the  years  ended
September    30,   1996,   1995   and   1994,
respectively.

On January 12,  1995,  in connection with the
minimum  net  worth  requirements  under  the
Credit Agreement, HM Holdings agreed to waive
any and all such net worth  requirements  for
fiscal   1994,  fiscal  1995  and  the  first
quarter of  fiscal  1996. On January 5, 1996,
in  connection  with these  requirements,  HM
Holdings agreed to waive any and all such net
worth  requirements   for  the  remainder  of
fiscal 1996 and the first  quarter  of fiscal
1997. The Company received waivers of the interest coverage ratio requirements under the Credit Agreement for each quarter of the fiscal years ended September 30, 1995 and 1996 and the first quarter of fiscal 1997.

Finova Loan

Simultaneously  with  the  completion of  the
Debt Discharge Transaction,  and  in order to
pay   Hanson  North  America  $3,500,000   in
connection    therewith,   Lynton   Jet,   as
borrower, entered  into  a  Loan and Security
Agreement dated November 13, 1996 with Finova
Capital Corporation ("Finova"), as Lender, pursuant to which Finova made a secured loan to Lynton Jet in the principal amount of $4,000,000 (the "Finova Loan").

The   Finova  Loan  is  collateralized  by  a
security interest in substantially all of the
assets   and   properties   of   Lynton  Jet,
including  a  Leasehold Mortgage on  the  Jet
Centre facility (excluding the portion of the
facility subject to a Leasehold Mortgage held
by  Massachusetts   Mutual   Life   Insurance
Company). In addition, the obligations of Lynton Jet under the Finova Loan have been guaranteed by the Company and certain other subsidiaries of the Company.

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



The  Finova  Loan,   together  with  interest
thereon at the interest  rate  of  10.7%  per
annum shall be repaid in 96 equal consecutive
monthly  payments consisting of (a) principal
and interest  in  an  amount  that will fully
amortize 65% ($2,600,000) of the  Finova Loan
plus  (b)  interest  only,  on  the remaining
(35%) of the principal amount ($1,400,000) of
the  Finova  Loan  calculated  at  10.7%  per
annum.  The remaining unpaid principal  (35%)
of the Finova Loan, $1,400,000, shall be payable on December 1, 2004.

The Finova Loan requires compliance with certain covenants, financial and otherwise, as defined in the loan agreement, including maintaining a minimum tangible net worth and a minimum earnings, before interest, taxes, depreciation and amortization, coverage ratio by both Lynton Jet, as borrower, and Lynton
Group, Inc. as guarantor.

THE MASSMUTUAL MORTGAGE NOTE

On June 22, 1994, Lynton Properties issued to
Connecticut  Mutual  Life  Insurance  Company
("Connecticut Mutual")  a  $9,000,000,  6.69%
mortgage   note  due  January  3,  2006  (the
"Mortgage  Note")   with   varying  scheduled
monthly payments of principal  and  interest.
The Mortgage Note is collateralized by a Leasehold Mortgage and Security Agreement and an Assignment of Leases and Rents, each dated
June 22, 1994, on a lease between a certain tenant and Lynton Properties relating to a hangar and office facility located on the property at the Jet Centre. Massachusetts
Mutual Life Insurance Company ("MassMutual") is an assignee of Connecticut Mutual under this loan.

In  addition,   the   obligations  of  Lynton
Properties  under  the  Mortgage   Note   are
guaranteed   by  Lynton  Jet  pursuant  to  a
Guaranty  Agreement   dated  June  22,  1994,
between  Lynton  Jet and  Connecticut  Mutual
(the  "Jet Centre Guaranty").   Further,  the
obligations  of  Lynton  Jet  under  the  Jet
Centre    Guaranty,    other   than   certain
environmental and related  obligations,  are,
and  continue to be, guaranteed by Millennium
America  pursuant  to  a  Guaranty  Agreement
dated   June  22,  1994,  between  Millennium
America   and    Connecticut    Mutual   (the
"Millennium  America  Guaranty").    Further,
Millennium America received a one-time fee of $100,000, in 1994, in connection with the issuance of the Millennium America Guaranty.
MassMutual  is  the  assignee of  Connecticut
Mutual.

At September 30, 1996,  1995  and  1994,  the
Company   had  $150,000  in  interest-bearing
funds,  accruing  to  the  Company,  held  in
escrow,  as   additional   security   to  the
Mortgage Note.

10% SENIOR SUBORDINATED CONVERTIBLE
DEBENTURES

In  December  1993, the Company completed  an
off-shore placement  of  $2,500,000 principal
amount of 10% Senior Subordinated Convertible
Debentures   due  December  31,   1998   (the
"Debentures").     The     Debentures    were
convertible  into  shares  of  the  Company's
Common Stock at the option of the holder at any time prior to maturity at a price of $3.75 per share. The Debentures may also be redeemed by the Company at any time or from time-to-time commencing July 1995 at the Company's option, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, plus accrued and unpaid interest at the redemption date (and subject to the right of any record holder to receive the interest payable on the applicable interest payment date that is on or prior to the redemption date).  If

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



redeemed during the periods indicated below, the applicable redemption percentage will be:

 FROM                THROUGH                PERCENTAGE
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

In connection  therewith,  the  Company  paid
Value Investing Partners, Inc., the placement
agent   for  such  offering  (the  "Placement
Agent"),    a    commission    of    $225,000
representing  nine percent (9%) of the  gross
proceeds.  In addition,  the  Placement Agent
received    from    the    Company   warrants
exerciseable for a period of  ten  years  for
the  purchase of 125,000 shares of the Common
Stock  of  the  Company  at an exercise price
equal to $3.825 per share.   In addition, the
Placement Agent was granted a  right of first
refusal  for  a  period  of three years  from
December 1993 with respect  to any private or
public  equity  or  debt  placement   by  the
Company through an underwriter or placement agent during such period.

During the period from  June 30, 1995 through
January  22,  1996, the Company  was  not  in
compliance  with   the   minimum   net  worth
requirements  of the Debenture Agreement.  As
of January 23,  1996, in connection with such
requirements,  a majority  of  the  debenture
holders agreed to  waive any and all such net
worth requirements for  fiscal 1995 and 1996.
No  assurances  can  be  given   as   to  the
Company's ability to meet future net worth requirements under the Debenture Agreement or that additional waivers will be received at appropriate times.

In  fiscal  1996,  the Company repurchased  a
portion of its Debentures  in  the  principal
amount of $540,000 for cash payments totaling
$162,000.  The  Company  realized  a gain  on
redemption  of $287,000, net of related  debt
issuance  costs,  on  these  repurchases.  In
addition,  the   remaining   holders  of  the
Debentures have been given the opportunity to convert the Debentures into shares of Common
Stock of the Company at a conversion price of $.33 per share. Prior to completion of the Debt Discharge Transaction and refinancing of the Jet Centre facility described above, there were Debentures in the principal amount of $1,960,000 outstanding. Two holders of the Debentures, who are affiliates of the Company, issued their consent to convert the Debentures held by them (in the principal amount of $1,065,000) into 3,227,273 shares of Common Stock (effective retroactively to September 30, 1996). The Debentures acquired in the above transactions will be applied against the sinking fund obligations for December 31, 1996 and 1997. A charge has been recorded to reflect the value of additional consideration provided by the Company as an inducement to the above conversion, however, such amount is immaterial.

5.  FOREIGN OPERATIONS

Following is a summary of the consolidated financial position at September 30, 1996 and 1995 and consolidated results of operations for each of the three years ended September
30, 1996,  1995  and  1994  of  the Company's

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



wholly-owned  foreign  subsidiary,   Limited,
located   in  the  United  Kingdom,  and  its
subsidiaries.

                                                   1996                  1995
Summary of financial position:
  Current assets                               $2,855,814           $1,342,944
  Property, plant and equipment, net            1,792,667            1,884,302
  Goodwill, investment in jointly-owned
   company held for resale and other assets     1,431,855            1,461,967
  Total assets                                 $6,080,336           $4,689,213

  Current liabilities                          $4,115,839           $3,717,942
  Long-term liabilities                           828,988              367,566
  Equity                                        1,135,509              603,705
  Total liabilities and equity                 $6,080,336           $4,689,213


Revenues from foreign subsidiaries
represented 57%, 55% and 58% of consolidated net revenues in 1996, 1995 and 1994, respectively, and were derived from geographic regions as specified below:

                                                YEARS ENDED SEPTEMBER 30
                                          1996          1995           1994
Net revenues:
  United States                        $10,192,128    $8,854,266    $8,255,302
  United Kingdom and other European     12,594,198    17,864,880    17,712,043
   countries
  Africa                                         -             -       371,578
  South America                                  -       502,326     1,022,098
                                       $22,786,326   $27,221,472   $27,361,021

Income (Loss) before income tax
   provision and extraordinary item:
  Domestic                              $(273,537)    $(156,122)    $(375,546)
  Foreign                                  543,145   (2,164,031)     (826,862)
                                          $269,608  $(2,320,153)  $(1,202,408)

There were no dividends from foreign
subsidiaries during 1996, 1995 or 1994.

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



6.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Minimum future obligations under operating leases in effect at September 30, 1996 are as follows:

Year Ending September 30:
1997                                                 $519,278
1998                                                  300,782
1999                                                  157,968
2000                                                  157,968
2001                                                  157,968
Thereafter                                          1,421,712
Total minimum lease payments                       $2,715,676

Rental expense for the years ended September
30, 1996, 1995 and 1994 was approximately
$486,000, $456,000 and $442,000,
respectively.

CAPITAL LEASES

Subsidiaries of the Company in the United
Kingdom lease automobiles which have been accounted for as capital leases. Aggregate future minimum lease payments under capital leases at September 30, 1996, by fiscal year, are as follows:

1997                                                            $39,244
1998                                                             20,938
1999                                                             18,736
Total minimum lease payments                                     78,918
Less interest portion                                            10,113
Present value of net minimum lease payments                     $68,805

AIRCRAFT LEASE GUARANTEE

In fiscal 1994,  the  Company acted as broker
in an aircraft leasing transaction between an
aircraft leasing company  and  a  customer of
the   Company.    Under   the  terms  of  the
transaction,  the Company has  guaranteed  to
the leasing company  that  the  Company  will
fund  any  shortfall  if the aircraft is sold
below  a  specified  sales   price   at   the
termination   of   the   lease.    Management
believes that the fair market value of the aircraft at the termination of the lease will exceed the specified sales price, and thus no provision for such guarantee has been made in the accompanying financial statements.

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



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


7.  INCOME TAXES

The  Company  and  its  wholly-owned   United
States subsidiaries file Federal income tax returns on a consolidated basis. Limited and its subsidiaries file separate tax returns in the United Kingdom.

Deferred   income   taxes   recorded  in  the
consolidated balance sheet at  September  30,
1996  and  1995  include deferred tax assets,
primarily  related   to  net  operating  loss
carryforwards,  of $310,000  and  $1,122,000,
respectively, which have been fully offset by
valuation    allowances.     The    valuation
allowances have been established equal to the
full amount of  the  deferred  tax assets, as
the   Company   is   not  assured  at  either
September 30, 1996 and 1995, that it is more likely than not that these benefits will be realized. Deferred tax liabilities resulted primarily from different book and tax basis of accumulated depreciation of fixed assets in the United Kingdom.

The Company's effective tax rate differs from the U.S. statutory rate (34%) due to the following:

                                                  YEAR ENDED SEPTEMBER 30
                                            1996         1995           1994
Expected provision (benefit) at 34%       $91,667    $(788,852)     $(465,259)
Foreign income taxes                      151,206             -              -
Foreign withholding taxes                       -             -         28,175
Benefit not recognized (utilized) on
 operating losses:
  Domestic                               (91,667)        53,082        184,126
  Foreign                                       -       735,770        281,133
Total tax provision                      $151,206            $0        $28,175

The Company has unused Federal net operating loss carryforwards at September 30, 1996 of approximately $770,000 which expire through
September  30, 2010.  As a result of the  Jet

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



Centre acquisition  and  the related issuance
of the Original Warrant to  HM  Holdings (see
Note 2), and the conversion of the Debentures
into   Common   Stock   (see   Note  2),  the
utilization  of  the Company's net  operating
loss    carryforwards     is    substantially
restricted under Section 382  of the Internal
Revenue  Code  of  1986, as amended.   Future
realization of the restricted  net  operating
loss  carryforwards  will be limited annually
to   an   amount  generally   calculated   by
multiplying   the   value   of   the  Company
immediately preceding the issuance of the Original Warrant and the conversion of the Debentures into Common Stock, respectively, by the long-term tax exempt rates at those dates.


8.  EMPLOYMENT AGREEMENT/STOCK OPTIONS

The Company has an employment agreement  with
its Chief Executive Officer extending through
March 31, 1998 providing for a base salary of
$180,000   annually.    The   term   of  this
agreement may be extended for an additional three years under certain conditions relating to a merger or change of control of the Company.

In  August   1993,  the  Board  of  Directors
adopted the 1993 Stock Option Plan (the "1993
Plan") for employees,  officers,  consultants
or   directors   of   the   Company   or  its
subsidiaries to purchase up to 250,000 shares
of  Common  Stock  of  the  Company.  Options
granted  under  the 1993 Plan may  either  be
"incentive  stock   options"  as  defined  in
Section  422  of the Code,  or  non-statutory
stock options.   Any  incentive stock options
granted under the 1993 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant. As of September 30, 1996, options to acquire 46,669 shares of Common
Stock have been granted under the 1993 Plan and 203,331 options were available for future grant.

Information with respect to the 1993 Plan and other options granted, under similar provisions, to certain directors and officers of the Company is summarized as follows:

                                                          SEPTEMBER 30
                                              1996         1995         1994
Outstanding at beginning of year             94,176       75,842       110,842
Granted                                       5,001       26,668             -
Cancelled                                  (35,837)      (8,334)      (35,000)
Exercised                                         -            -             -
Outstanding at end of year                   63,340       94,176        75,842
Exerciseable at end of year                  43,340       74,176        75,842
Average price of options outstanding          $1.54        $2.34         $2.84

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



9.  RELATED PARTY TRANSACTIONS

HANSON TRANSACTIONS

Under   the  Management  Agreement  with   HM
Industries,   Inc.   ("HM   Industries'),  an
affiliate  of  HM Holdings, the  Company  was
obligated   to  provide   complete   aviation
management   services,    including    flight
scheduling,  aircraft utilization management,
provision of pilots,  repair and maintenance,
fueling,   catering   and   bookkeeping   and
accounting through June, 1995.  From June 30,
1995,  until  September 30, 1996  under  this
agreement,  the   Company  was  obligated  to
provide fueling, catering and bookkeeping and
accounting services. HM Industries reimbursed
the Company for actual  costs  of  performing
these   services,  less  $125,000  per  annum
through June  30,  1994.   Subsequent to June
30, 1994, in accordance with the amendment to
the lease dated July 1, 1994,  there  was  no
deduction  in  the  reimbursement amount.  HM
Industries' reimbursements to the Company for
the years ended September 30, 1996, 1995, and
1994   were   $3,985,000,   $6,417,000,   and
$5,732,000 respectively. These reimbursements have been excluded from revenues, direct costs and selling, general and administrative expenses in the accompanying consolidated financial statements. At September 30, 1995, reimbursements receivable from HM Industries was $141,000. No amount was due from HM
Industries at September 30, 1996.

Under  the  terms  of  an  Agreement of Lease
entered into August 1990, as  amended in July
1994  ("the  Lease"),  Lynton  Jet  has  been
leasing  to HM Industries office  and  hangar
space  at  the   Jet   Centre   facility   in
Morristown, New Jersey.

In   connection   with   the  Debt  Discharge
Transaction, and on November  8, 1996, Lynton
Jet Centre entered into a Second Amendment to
the   Lease   and   Partial  Assignment   and
Assumption   of   the  Lease   (the   "Second
Amendment") with Hanson North America (which prior thereto had merged with HM Industries with Hanson North America being the surviving entity) and Millennium America Holdings, Inc.
("Millennium Holdings"). Under the terms of the Second Amendment, Hanson North America assigned to Millennium Holdings an undivided one-half interest in and to the Lease. The
Second Amendment provides that the term of the Lease shall end on November 7, 2001 and that no rent is or shall be due for the remainder of the term. This rent reduction is considered additional consideration given under the Debt Discharge Agreement and is recorded as a reduction in the credit to Additional Paid-In Capital, resulting from the debt discharge (see Note 4), and is recorded as deferred revenue, current and long-term, in the accompanying consolidated balance sheet. The Second Amendment also provides that if at any time during the term of the Lease, space sufficient to accommodate an additional aircraft shall become available at the Jet Centre facility for rental, Hanson
North America and Millennium Holdings shall have the right of first refusal with respect to such available space to lease such space for a period of five years at a predetermined annual rate. The lease also provides for liquidating damages payable by the Jet Centre in the event of the termination of the lease other than by reason of default by Hanson
North America and or Millennium Holdings.

In  conjunction with  the  Second  Amendment,
Lynton   Jet,   Hanson   North   America  and
Millennium Holdings entered into a  Jet  Fuel
Agreement  on November 8, 1996 whereby Lynton
Jet agreed to  sell  jet fuel to Hanson North
America and Millennium  Holdings  at  the Jet
Centre facility at a predetermined price, based on Lynton Jet's actual cost of such fuel, for so long as aircraft of Hanson North
America and Millennium Holdings are based at the Jet Centre facility.

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



OTHER TRANSACTIONS

The Company rents office space in London from
a  company   which  is  wholly-owned  by  the
Company's Chief  Executive  Officer.  For the
years  ended  September  30, 1996,  1995  and
1994,  rental  expense  for  this  space  was
$46,000,  $48,000 and $64,000,  respectively.
At September  30,  1995  the Company had non-
interest bearing receivables  from  an entity
controlled by the Chief Executive Officer  of
the  Company in the amount of $191,308.  This
amount   was  written  off  in  fiscal  1996,
pursuant to a Board of Director's resolution dated September 10, 1996.

The Company paid $25,000, $27,000 and $50,000
in 1996, 1995  and  1994,  respectively, to a
company   owned  by  one  of  the   Company's
directors   for   management   and   advisory
services rendered.


10.  SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

In connection with the acquisition of Dollar
Air in 1994, the Company acquired assets and assumed liabilities as follows:

Fair value of assets acquired (including goodwill of $2,115,848)    $5,467,345
Value of Common Stock issued                                         (140,000)
Liabilities assumed                                                (4,526,850)
Cash paid                                                             $800,495

Other non-cash investing and financing
activities for the years ended September 30 are as follows:

1996
    Conversion of senior subordinated convertible debentures for
     common stock                                                   $1,065,000

    Cancellation of debt to HM Holdings, Inc.                       $6,605,923
    Payment to HM Holdings, Inc. for cancellation of debt          (3,500,000)
    Deferred revenue for future rental obligation                  (1,200,000)
    Unamortized debt discount                                         (35,951)
    Tax impact of transaction                                        (154,000)
    Net credit to Additional Paid-In Capital from discharge
     of debt                                                        $1,715,972

1995
    Transfer of assets to jointly-owned company                     $3,533,893
    Liabilities assumed by jointly-owned company                   (2,275,060)
    Investment in jointly-owned company                             $1,258,833

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



1994
    Transfer of fixed assets to aircraft held for resale            $1,529,757
    Value of Common Stock issued in connection with the
     acquisition of Dollar Air and related minority
     interest                                                         $143,750

Cash paid for interest and income taxes
during the fiscal years were as follows:

                                   1996              1995              1994
Interest                        $1,509,512        $1,768,959        $1,949,048
Income taxes                             -                 -            28,175

11.  ACCRUED EXPENSES

As of September 30, 1996 and 1995,
accrued expenses are summarized as
follows:

                                             1996                 1995
Accrued purchases                         $120,877              $190,312
Aircraft maintenance reserves              231,448                12,712
Payroll and payroll taxes                  200,718               166,888
Interest                                     9,689               183,064
Sales taxes                                 59,110               319,807
Professional fees                           92,971               129,313
Dividends on preferred stocks                    -                57,945
Aircraft management and charter costs       38,849               187,025
Site cleanup cost                           40,000                40,000
Other                                       95,310               132,314
                                          $888,972            $1,419,380

12.  EMPLOYEE BENEFIT PLANS

The Company has  a voluntary savings plan
covering   substantially   all   of   its
domestic employees.   The  plan qualifies
under  Section  401(k)  of  the  Internal
Revenue  Code.   Eligible  employees  may
elect  to contribute up to 15%  of  their
salaries    to   an   investment   trust.
Effective October 1, 1990, the Company contributes an amount equal to 100% of the first 4% of employee contributions.
Contributions related to this plan were $47,000, $68,000, and $73,000 for fiscal
1996, 1995 and 1994, respectively.

The Company  also has a voluntary savings
plan covering  eligible  employees of its
subsidiaries   in  the  United   Kingdom.
Eligible   employees    may    elect   to
contribute up to 17.5% of their  salaries
to  an  investment  trust.   The  Company
contributes an amount equal to 100% of the first 4% of employee contributions.

            LYNTON GROUP, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 30, 1996, 1995 AND 1994



Contributions  related  to this plan were
approximately   $47,000,   $68,000    and
$66,000  for fiscal 1996, 1995, and 1994,
respectively.

13. RENTAL INCOME

A  portion   of   Lynton   Jet's,  Lynton
Properties'    and   Ramapo's   operating
revenue is obtained  from tenants through
rental  payments  as provided  for  under
noncancellable  operating   leases.   The
leases typically provide for guaranteed minimum rentals and other charges to cover certain operating costs in excess of base amounts.

The following is a schedule, by fiscal
year, of minimum future rental income
under noncancellable tenant operating
leases as of September 30, 1996:

1997                                                      $3,314,270
1998                                                       2,784,895
1999                                                       2,128,045
2000                                                       1,467,761
2001                                                       1,414,246
Thereafter                                                 4,503,233
Total minimum future rentals                             $15,612,450

The above schedule includes deferred
annual revenues from Hanson North America and Millennium Holdings, through 2001, pursuant to the lease agreement discussed in Note 9.

Report of Independent Certified Public
       Accountants on Schedule


Lynton Group, Inc.

In connection with our audits of the
consolidated financial statements of
Lynton Group, Inc. and subsidiaries as of September 30, 1996, we have also audited the consolidated schedule included in this Annual Report (Form l0-K).

In our opinion, the consolidated schedule referred to above presents fairly, in all material respects, the information required to be stated therein.

                                 /s/
                                 Grant
                                 Thornton
                                 LLP


Parsippany, New Jersey
December 24, 1996

    Report of Independent Auditors


The Board of Directors and Stockholders
Lynton Group, Inc.

In connection with our audits of the
consolidated financial statements of
Lynton Group, Inc. and subsidiaries as of September 30, 1995 and for each of the two years in the period ended September
30, 1995, we have also audited the
consolidated schedule included in this
Annual Report (Form l0-K).

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

                                 /s/
                                 Ernst &
                                 Young
                                 LLP


MetroPark, New Jersey
December 21, 1995

     Lynton Group, Inc. and Subsidiaries

 Schedule II-Valuation and Qualifying Accounts

                                 BALANCE AT                           BALANCE
                                  BEGINNING                            AT END
                                  OF PERIOD  ADDITIONS  DEDUCTIONS    OF PERIOD
Year ended September 30, 1996:
Allowance for doubtful account     $21,808          -      $(343) (1)  $21,465
Year ended September 30, 1995:
Allowance for doubtful accounts   $291,103    $15,916  $(285,211) (2)  $21,808
Year ended September 30, 1994:
Allowance for doubtful accounts    $10,874   $284,267    $(4,038)     $291,103


(1)  Represents effect of exchange rate
differences.
(2)  Represents the write-off of doubtful
receivables of $285,211.

In addition, during fiscal 1996, the
Company wrote off approximately $191,000 due from an entity controlled by the President and CEO of the Company.

(a) (3) Exhibits

         10.2 Employment Agreement dated
              August 30, 1996 with
              Christopher Tennant


           EMPLOYMENT AGREEMENT,  made as
of  the 30th day of August, 1996, by  and
between LYNTON GROUP, INC., a corporation
organized  and existing under the laws of
the State of  Delaware  (the  "Company"),
and      CHRISTOPHER     TENNANT     (the
"Executive").

          W I T N E S S E T H :

           WHEREAS,      the      Company
acknowledges   and  recognizes  that  the
Executive's skills, ability, experience and knowledge are special and unique and are of great value to the Company; and

           WHEREAS,  the  Company desires
to   employ  the  Executive  to   perform
services  for the Company, any present or
future parent,  subsidiary,  or affiliate
of the Company (collectively, the "Lynton
Companies"),    upon    the   terms   and
conditions hereinafter set  forth and the
Executive    desires   to   accept   such
employment.

           NOW,  THEREFORE,  the  parties
hereto hereby agree as follows:

           1.   Employment.   The Company
agrees   to   employ   and   retain   the
Executive, and the Executive in turn agrees to be employed by the Company, upon the terms and conditions of this Agreement.

           2.   Term.   The employment of
the  Executive  hereunder shall  commence
and be effective  as  of  October 1, 1996
(the  "Commencement  Date")  and,  unless
earlier terminated pursuant hereto, shall
continue  for  a period of eighteen  (18)
months thereafter.   Notwithstanding  the
foregoing, if at any time during the term
hereof,   the   Company  and  the  Lynton
Companies, substantially  as an entirety,
merge, consolidate with or  are  acquired
by  another entity, or substantially  all
of their  assets are sold, or at any time
during the  term hereof there is a change
of the majority  of  the  members  of the
Board of Directors of the Company for any
reason (each  event referred to herein as
a   Merger or Change of Control Event  ),
then  and  in such event, the term hereof
shall be automatically  extended  (unless
earlier terminated pursuant hereto) for a
period  of three (3) years from the  date
of a Merger  or  Change  of Control Event
provided (i) the Executive  voted against
the Merger or Change of Control  Event in
his  capacity  as  a  shareholder  and/or
director  of  the  Company,  and (ii) the
Executive is not offered employment  with
the Company (or any acquiror or successor
thereto) beyond the initial eighteen (18)
month   term  provided  herein  at  terms
acceptable to the parties thereto.

           3.   Nature of the Executive's
Services.

                (a)   The Executive shall
serve as the President and

Chief Executive  Officer  of the Company,
or   in  lieu  thereof,  in  such   other
positions  as have substantially the same
responsibilities,  and  shall serve as an
executive officer for any  of  the  other
Lynton Companies when and as requested by
the  Board  of  Directors of the Company.
The   Executive   further    agrees,   if
requested,  to continue to serve  on  the
Board of Directors  of the Company and/or
any   of   the  Lynton  Companies.    The
Executive shall  have  general management
responsibility and authority for the day-
to-day operations of the  Company  in all
areas  of  its  business,  shall  provide
direction   and  oversight  with  respect
thereto,  and   shall   be   its   senior
executive  officer,  subordinate  to  the
Chairman thereof and shall perform all such tasks and duties as may from time to time be requested. The Executive hereby agrees to accept such appointments and diligently to perform the duties of such positions subject to the supervision of the Chairman of the Board of the Company and its Board of Directors.

                (b)   The       Executive
agrees that he will at all times,  to the
best   of  his  ability,  experience  and
talent,  perform  all  of the duties that
may  be required of him pursuant  to  the
express  and  implicit  terms hereof, and
will  devote  substantially  all  of  his
working time, energies  and skills to the
performance  of  such  duties,  provided,
however, that the Company recognizes that
the Executive's services on the boards of
Lynton International Limited  and all its
associated    companies    (collectively,
Lynton International ) requires a small portion of his working time and that notwithstanding anything to the contrary contained herein, the Executive shall be entitled to spend up to 10% of his working hours in the discharge of his fiduciary duties as a board member of Lynton International.

           4.   Restrictive     Covenants
during  the Term of Employment Hereunder.
The  Executive   expressly  agrees  that,
during   the  term  of   his   employment
hereunder, he will not, without the prior
written consent of the Board of Directors
of  the  Company,   render  services  for
compensation, or otherwise,  to any other
person  or legal entity which is  engaged
in a business competitive with or similar
to that of  the  Company  or  any  of the
Lynton   Companies,   as   an   employee,
principal,   agent,   officer,  director,
independent contractor,  or  in any other
capacity,   nor   enter  into  any  other
business affiliation  competitive with or
similar to that of the  Company or any of
the Lynton Companies, including,  without
limitation,   the   establishment   of  a
proprietorship  or the direct or indirect
participation in  a  partnership or joint
venture,  nor  directly   or   indirectly
acquire  a  financial  interest  in   any
enterprise which is engaged in a business
competitive  with  or  similar to that of
the   Company   or  any  of  the   Lynton
Companies provided, however, that nothing
herein contained  shall  be deemed to (i)
prevent  or  limit  the  right   of   the
Executive  to  purchase not more than one
(1%)  percent of  the  capital  stock  or
other securities of any corporation whose
stock or  securities are regularly traded
on  any  public   exchange  or  over-the-
counter,  or (ii) prevent  the  Executive
from investing,  or limit the Executive's
right   to   invest,  in   any   company,
business, entity  or real estate or other
investment which is  not competitive with
the business of the Company or any of the
Lynton Companies as of  the  date hereof,
or  (iii)  prevent  the  Executive   from
engaging in philanthropic, eleemosynary or similar activities, so long as each of the foregoing activities does not require the Executive to devote to that activity such time as shall in any way inhibit the Executive from performing his obligations under this Agreement.

           5.   Compensation.

                (a)   As      of      the
Commencement Date, the Company and/or any
of  the  Lynton  Companies  shall pay the
Executive,  and the Executive  agrees  to
accept, as compensation  for his services
performed under this Agreement,  a salary
at   an  aggregate  annual  rate  of  One
Hundred  Eighty  Thousand (U.S. $180,000)
Dollars. This amount  shall  include  any
and  all  amounts  which may be paid from
time to time to Lynton  International for
office space rented to any  of the Lynton
Companies  or  for any other purposes  as
the parties may  agree.   The Executive's
salary   shall   be  increased  on   each
anniversary date of the Commencement Date
by  any  such  annual   cost   of  living
increase,  based  on  the Consumer  Price
Index for the New York  Metropolitan Area
published from time to time by the United
States Bureau of Labor Statistics, or any
successor index, however  designated,  as
may   be   determined  by  the  Board  of
Directors of  the  Company.   The  salary
shall   be   payable   in  equal  monthly
installments or on such other periodic basis as the parties may agree.

                (b)   In         addition
thereto, the Executive's performance will
be reviewed by the Compensation Committee
(or if a Compensation Committee does  not
exist,  by the Board of Directors) of the
Company at  least  annually  in  order to
determine  whether  to  pay the Executive
bonus   compensation  based   upon   such
performance.       Such     determination
including    the    amount    of    bonus
compensation, if any, shall be made in the sole discretion of the Compensation
Committee or the Board of Directors of the Company, as the case may be.

           6.   Other  Benefits.   During
the term hereof:

                (a)   The Executive shall
be enrolled in all group  insurance plans
that   are  maintained  for  the   senior
executives  of  the Company and/or any of
the Lynton Companies.   Such  plans shall
in   all   cases   include   medical  and
hospitalization plans, the premiums for which shall be paid by the Company and/or any of the Lynton Companies;

                (b)   The Executive shall
be entitled to participate in the pension plan of the Company, and/or any of the Lynton Companies, if any, in effect from time to time;

                (c)   The Executive shall
be provided with the use of an automobile
for  normal  and reasonable purposes, and
shall be reimbursed  for  all  normal and
reasonable     expenses    incurred    in
connection   with   the   use   of   such
automobile, including,  but  not  limited
to,  gasoline, parking, tolls, automobile
repairs, insurance, subject to submission
to and approval by the Company, or any of
the Lynton Companies, as the case may be,
of   expense    accounts   supported   by
appropriate documentation.   In  addition
thereto,    the    Executive   shall   be
reimbursed for any federal and state taxes imposed upon the Executive for his use of such automobile for normal and reasonable purposes.

                (d)   The Executive shall
be eligible to participate in any stock option plans maintained by the Company for its key employees.

           7.   Expenses.  In addition to
the  reimbursement  of  expenses provided
for in Section 6(c) hereof,  the  Company
and/or any of the Lynton Companies  shall
reimburse  the  Executive for any and all
other  necessary,   customary  and  usual
expenses  reasonably  incurred   by   the
Executive  incident  to  the rendering of
services   by   him   hereunder.     Such
reimbursement   shall   be   subject   to
submission to and approval by the Company and/or any of the Lynton Companies of expense accounts supported by appropriate documentation.

           8.   Vacation   and  Holidays.
The Executive shall be entitled to twenty
(20)  business days of paid vacation  per
year.   Unused vacation time shall not be
carried over  to  subsequent  years.   In
addition, the Executive shall be entitled to observe all legal holidays of the State of New Jersey.

           9.   Termination.

                (a)   This      Agreement
shall be terminated in the event  of  the
death   of   the  Executive,  or  of  his
disability to perform substantially those
functions   to  be   performed   by   the
Executive pursuant  to  the terms of this
Agreement  for  a period of  ninety  (90)
consecutive days  or  an aggregate of one
hundred eighty (180) days  in  any twelve
(12) month period, such determination  to
be  made  in  good faith by the Company's
Board of Directors.   In  the  event  the
Executive     disagrees     with     such
determination,   the  Executive  and  the
Company  shall  each   appoint   its  own
physician who shall each promptly examine
the   Executive   and  consult  with  one
another.  In the event the two physicians
do  not  agree  on  the   status  of  the
Executive's   disability,   they   shall,
promptly  and  jointly, appoint  a  third
physician, whose  determination  shall be
binding on all the parties hereto.  After
any  termination  under  this subsection,
neither party will have any obligation to
the  other  hereunder,  except   for  the
Executive's continuing obligations  under
Section 18 hereof.

                (b)   This Agreement  may
be  terminated  immediately  for cause by
the  Company upon written notice.   Cause
shall  include,  without  limitation, the
Executive's  criminal activity,  habitual
absenteeism  or   willful  or  habitually
negligent disregard  of  his  obligations
hereunder or such other conduct as may be
materially  injurious to the business  or
affairs of the  Company  or  any  of  the
Lynton  Companies.   The  Executive shall
thereafter  be entitled to no  additional
compensation   or   other   benefits   of
employment,  nor, respectively, shall the
Company  and/or   any   of   the   Lynton
Companies  be  entitled  to  any  further
services.   After  any  termination under
this subsection, neither party will have any obligation to the other hereunder, except for the Executive's continuing obligations under Section 18 hereof.

                (c)   The   Company   may
also  terminate  this  Agreement, without
cause, upon no less than  six (6) months'
prior  written  notice to the  Executive,
such  notice  being   effective  six  (6)
months  from the date it  is  given.   In
such event,  the Executive shall continue
to perform his  services  to  the Company
and/or any of the Lynton Companies  until
the effective date of such notice only in
the  event  that the Company, in its sole
discretion,  so   requests.   After   any
termination    under   this   subsection,
neither party will have any obligation to
the  other  hereunder   except  that  the
Company  shall be obligated  to  pay  the
Executive   the  compensation  due  under
Section 5(a) hereof, in the equal monthly installments specified in such Section, for the balance of the term of this Agreement unless the Executive violates his continuing obligations under Sections
12 or 18 hereof.

           10.  Notices.    All   notices
required   hereby  or  given  under  this
Agreement shall  be  in writing and shall
be  served  by  hand-delivery,  certified
mail,   return  receipt   requested,   or
nationally recognized overnight courier service, at the following addresses, or at such other address as the parties may designate to one another in writing:

                If to the Company:

                Lynton Group, Inc.
                9 Airport Road
                Morristown Municipal Airport
                Morristown, New Jersey 07960
                Attn: Chairman of the Board

                With a copy to:

                David M. Kaye, Esq.
                Danzig, Garubo & Kaye
                75 Livingston Avenue
                Roseland, New Jersey 07068

                If to Executive:

                Christopher Tennant
                73 Elizabeth Street
                London SW1W 9PJ England

Each such notice shall be deemed given at the time delivered by hand, if personally delivered; five business days after being deposited in the mail, postage prepaid, if mailed; and the next business day after timely delivery to the courier, if sent by overnight courier.

           11.  Arbitration.   Except  as
may  be  otherwise  provided  in  Section
12(b)  hereof, any dispute or controversy
between   the   parties   regarding  this
Agreement including, without  limitation,
whether  the  right to compel arbitration
has been waived  or whether grounds exist
for  the revocation  of  this  Agreement,
shall be determined by arbitration in New
Jersey  pursuant  to  the  rules  of  the
American  Arbitration Association then in
effect,  and   judgment  upon  the  award
rendered  may be  entered  in  any  court
having   jurisdiction    thereof.     Any
petition, process or notice of motion or other application to a court or to a judge thereof may be served outside the State of New Jersey by registered mail or certified mail, return receipt requested, or by personal service, reasonable time for appearance allowed.

           12.  Noncompetition         by
Executive.

                (a)   Upon termination of
the  Executive's employment hereunder for
any reason, including the end of the term
as provided  in  Section  2  hereof,  the
Executive  agrees  not to compete, in the
manner  described hereinafter,  with  the
business  of  the  Company  or any of the
Lynton  Companies  within  the States  of
Connecticut,  New  Jersey,  New  York  or
Pennsylvania, anywhere within  the United
Kingdom,   or   any   other   states   or
jurisdictions in which the Company or any
of  the  Lynton  Companies may operate or
transact  business   on  the  termination
date,   for  a  period  of   six   months
following  the  effective  date  of  such
termination,  except  that,  in the event
the  Executive is terminated pursuant  to
Subsection  9(c)  hereof,  such six month
period  shall begin on the expiration  of
the term of this Agreement as provided in
Section 2  hereof.   The Executive agrees
that, during such six  month  period,  he
will   not  be  employed  by,  work  for,
advise,  consult with, serve or assist in
any  way,  directly  or  indirectly,  any
party whose  business is competitive with
the activities or business of the Company
or  any  of the  Lynton  Companies.   The
Executive  agrees  further  that  he will
not,   during   such  six  month  period,
purchase or otherwise  acquire,  directly
or  indirectly, any interest of any  kind
in any such business which is competitive
with  that  of  the Company or any of the
Lynton    Companies.     The    foregoing
restrictions   on   competition   by  the
Executive  shall  be  operative  for  the
benefit  of  the  Company  and the Lynton
Companies  and of any business  owned  or
controlled by  the  Company or the Lynton
Companies, or any successor  or assign of
any of the foregoing.  In the  event that
the provisions of this Section 12  should
ever  be  deemed  to  exceed  the time or
geographic   limitations   permitted   by
applicable  laws,  then  such  provisions
shall be reformed to the maximum  time or
geographic   limitations   permitted   by
applicable laws.

                (b)   The parties hereto,
recognizing  that irreparable injury will
result  to the  Company  and  the  Lynton
Companies, their business and property in
the event  of  the  Executive's breach of
his covenant herein not  to  compete, and
that such covenant is a material  part of
the   consideration   upon   which   this
Agreement  is  founded, agree that in the
event of the Executive's  breach  of this
covenant,  the  Company  and  the  Lynton
Companies  shall be entitled, in addition
to  any  other   remedies   and   damages
available  to  them, to an injunction  to
restrain  the violation  thereof  by  the
Executive,    his    partners,    agents,
servants,  employers,  employees and  all
persons  acting  for  or with  him.   The
Executive represents and admits that in the event of the termination of his employment hereunder, the enforcement of a remedy for a violation of this Section
12 by way of injunction will not prevent him from earning a livelihood.

           13.  Waiver.     Failure    to
insist upon strict compliance with any of
the terms, covenants or conditions hereof
shall  not  be  deemed a waiver  of  such
term, covenant or  condition,  nor  shall
any waiver or relinquishment of any right
or  power   hereunder  at any one time or
more   times   be  deemed  a  waiver   or
relinquishment of such right or power at any other time or times.

           14.  Severability.         The
invalidity  or  unenforceability  of  any
provision  hereof  shall in no way affect
the  validity  or enforceability  of  any
other provision.   The  parties  to  this
Agreement  agree  and  intend  that  this
Agreement  shall  be enforced as fully as
it  may  be  enforced   consistent   with
applicable statutes and rules of law.

           15.  Benefit.              The
Executive's rights and interest hereunder
may   not   be   assigned,   pledged   or
encumbered  by him.  This Agreement shall
inure to the  benefit  of  and be binding
upon  the  Company,  its  successors  and
assigns,  including, without  limitation,
any corporation  which may acquire all or
substantially all of the Company's assets
or business or with  or  into  which  the
Company  may  be  consolidated or merged,
and to the benefit  of,  and  be  binding
upon,    the    Executive,   his   heirs,
executors,   administrators   and   legal
representatives.

           16.  Entire  Agreement.   This
Agreement    sets    forth   the   entire
understanding of the parties  hereto with
respect to the subject matter hereof, may
be  modified only by a written instrument
duly   executed   by   each   party,  and
supersedes    all   existing   agreements
between  them  concerning   such  subject
matter,   provided,  however,  that   the
Employment  Agreement  dated June 1, 1993
between  the  parties hereto  (the  "1993
Employment Agreement")  shall  be binding
and    remain   in   effect   until   the
Commencement  Date,  after which the 1993
Employment  Agreement  shall   be  of  no
further force and effect.
           17.  Applicable   Law.    This
Agreement  shall  be  governed  by,   and
construed   and  enforced  in  accordance
with,  the  laws  of  the  State  of  New
Jersey,   without    giving   effect   to
principles of conflicts of law.

           18.  Nondisclosure          of
Information  Concerning  Business.  It is
understood   and   conclusively    agreed
between  the  parties hereto that, during
the term of his employment, the Executive
will   be   dealing   with   confidential
information used  by  the  Company and/or
any of the Lynton Companies in the course
of  their  respective  businesses.    The
Executive  specifically  agrees  that  he
will not at any time, during or after the
term  of  this Agreement, in any fashion,
form  or  manner,   either   directly  or
indirectly,    divulge,    disclose    or
communicate   to  any  person,  firm   or
corporation or  use  other  than  in  the
necessary  course  of his employment, any
information  of  any  kind,   nature   or
description,     pertaining    to    such
confidential   matters    affecting    or
relating  to  the business of the Company
and/or  any  of  the   Lynton  Companies,
including,   without  limitation,   their
manner of operation,  their  customer and
supplier  lists,  plans and financial  or
other  data  of  any  kind,   nature   or
description.    For   purposes   of  this
provision,   "confidential   information"
shall not include information  (a)  which
is  presently  public  knowledge or which
hereafter   becomes   public    knowledge
through  no  fault  of the Executive  nor
through his violation  of this Agreement,
or (b) which is properly  provided to the
Executive  without  restriction   by   an
independent third party, or (c) which the
Executive  can  clearly  demonstrate  was
already  in his possession at the time of
its receipt  from  the Company and/or any
of  the  Lynton Companies.   The  parties
hereto stipulate  that,  as between them,
the  foregoing  matters  are   important,
material  and  confidential  and  gravely
affect   the   effective  and  successful
conduct of the business  of  the  Company
and   the  Lynton  Companies,  and  their
goodwill,  and  that  any  breach  of the
terms  of  this  Section 18 is a material
breach of this Agreement.   The  terms of
this   Section   18   shall  survive  the
expiration or other termination of this Agreement.

           19.  Negotiated     Agreement.
This  is  a  negotiated agreement.   This
Agreement shall not be construed against the Company by reason of this Agreement being prepared by counsel to the Company.

           IN   WITNESS   WHEREOF,    the
parties have executed this Agreement as of the date first above written.




LYNTON GROUP, INC.


                                 By: /s/Richard Hambro
             Name: Richard Hambro
                  Title: Chairman


                                    /s/Christopher Tennant
              Christopher Tennant