Form 10-Q
period 1996-12-31
LYNTON GROUP INC
filed 1997-02-10
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                             FORM 10-Q



      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended DECEMBER 31, 1996

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


               Common, $.30 par value per share: 6,394,872
                   Outstanding as of February 7, 1997

                        Part 1 - FINANCIAL INFORMATION


                      LYNTON GROUP, INC. AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION


                        PERIOD ENDED DECEMBER 31, 1996


            ITEM                                              PAGE

Item 1 - Financial Statements:

       Condensed Consolidated Balance Sheets -
         December 31, 1996 and September 30, 1996                3

       Condensed Consolidated Statements of Operations -
         For the Three months ended December 31, 1996 and 1995   4

       Condensed Consolidated Statements of Cash Flows -
         For the Three months ended December 31, 1996 and 1995   5

         Notes to Condensed Consolidated Financial Statements    6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and results of operations                     7

                    LYNTON GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                      DECEMBER 31,            SEPTEMBER 30,
                                          1996                    1995
                                       (UNAUDITED)              (AUDITED)
ASSETS
CURRENT ASSETS:
 CASH                                   $1,197,385              $1,268,475
 ACCOUNTS RECEIVABLE                     1,730,700               2,336,549
 INVENTORIES                               921,116                 822,339
 PREPAIDS AND OTHER CURRENT ASSETS         205,147                 396,605
TOTAL CURRENT ASSETS                     4,054,348               4,823,968

PROPERTY, PLANT AND EQUIPMENT           17,761,437              17,386,419
 LESS ACCUMULATED DEPRECIATION
 AND AMORTIZATION                        4,256,778               3,977,517
                                        13,504,659              13,408,902

FUNDS HELD IN ESCROW                       150,000                 150,000
INVESTMENT IN JOINTLY-OWNED COMPANY
 HELD FOR RESALE                         1,284,615               1,182,376
LONG-TERM GROUND LEASE, LESS
 ACCUMULATED AMORTIZATION                1,977,920               1,992,606
GOODWILL, LESS ACCUMULATED AMORTIZATION  2,218,331               2,213,635
OTHER ASSETS AND DEFERRED CHARGES,
 LESS ACCUMULATED AMORTIZATION             578,591                 601,690
                                       $23,768,464             $24,373,177

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
 ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                           $3,385,715              $4,249,476
 ADVANCES FROM CUSTOMERS AND DEFERRED
  REVENUE                                1,920,418               1,713,217
 CURRENT PORTION OF CAPITAL LEASE
  OBLIGATIONS                               31,886                  34,225
 CURRENT PORTION OF LONG-TERM DEBT       1,139,081                 986,506
TOTAL CURRENT LIABILITIES                6,477,100               6,983,424

MORTGAGE NOTE DUE TO MASSACHUSETTS
 MUTUAL                                  7,295,668               7,441,711
LONG-TERM DEBT DUE TO FINOVA CAPITAL     3,763,502               3,839,198
SENIOR SUBORDINATED CONVERTIBLE
 DEBENTURES                                833,333                 895,000
DEFERRED REVENUE                           900,000                 960,000
OTHER LONG-TERM DEBT                       851,410                 854,974

STOCKHOLDERS' EQUITY:
 COMMON STOCK                            1,918,462               1,918,462
 ADDITIONAL PAID-IN CAPITAL              9,779,823               9,779,823
 ACCUMULATED DEFICIT                    (8,088,060)             (8,233,475)
 TRANSLATION ADJUSTMENT                     48,574                 (54,592)
                                         3,658,799               3,410,218
 COMMON STOCK HELD IN TREASURY             (11,348)                (11,348)
TOTAL STOCKHOLDERS' EQUITY               3,647,451               3,398,870
                                       $23,768,464             $24,373,177

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                             (UNAUDITED)

                                             1996                   1995
NET  REVENUES                             $5,871,591              $5,707,120
EXPENSES:
  DIRECT COSTS                             4,603,877               4,438,013
  SELLING, GENERAL AND ADMINISTRATIVE        658,915                 641,984
  DEPRECIATION                               171,014                 166,892
  AMORTIZATION OF GOODWILL AND GROUND LEASE   31,924                  31,405

OPERATING INCOME                             405,861                 428,826

  AMORTIZATION OF DEBT DISCOUNT AND
   ISSUANCE COSTS                             19,337                  34,869
  INTEREST                                   241,109                 389,869
  EQUITY IN LOSS OF JOINTLY-OWNED COMPANY          -                 176,878
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                               145,415                (172,790)
INCOME TAX PROVISION                               -                       -
NET INCOME (LOSS)                            145,415                (172,790)
LESS DIVIDENDS ON PREFERRED STOCK                  -                 (72,041)
NET (LOSS) INCOME ATTRIBUTABLE TO
  COMMON STOCK                              $145,415               ($244,831)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
PRIMARY                                        $0.02                  ($0.12)
FULLY-DILUTED                                  $0.02                  ($0.12)

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                             (UNAUDITED)

                                               1996                   1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                           $145,415               ($172,790)
   ADJUSTMENTS TO RECONCILE NET INCOME
    (LOSS) TO CASH PROVIDED BY OPERATING
    ACTIVITIES:
    DEPRECIATION AND AMORTIZATION             222,275                 233,165
    EQUITY LOSS IN JOINTLY-OWNED COMPANY            -                 176,878
    CHANGE IN CERTAIN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                     745,206                 125,649
      DUE FROM/TO AFFILIATES (NET)            (41,955)                277,561
      INVENTORIES                             (41,835)                 38,873
      PREPAIDS AND OTHER ASSETS               204,919                (106,357)
      ACCOUNTS PAYABLE AND ACCRUED
       EXPENSES                            (1,029,585)               (290,695)
      ADVANCES FROM CUSTOMERS AND
       DEFERRED REVENUES                       36,366                (222,154)
NET CASH PROVIDED BY OPERATING ACTIVITIES     240,806                  60,130

CASH FLOW FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES (NET)                  (113,645)                 21,321
NET CASH (USED) PROVIDED BY INVESTING
 ACTIVITIES                                  (113,645)                 21,321

CASH FLOW FROM FINANCING ACTIVITIES:
 CAPITAL LEASE OBLIGATIONS (NET)               (9,636)                 (6,645)
 PROCEEDS FROM ISSUANCE OF COMMON STOCK             -                   5,000
 PROCEEDS OF REVOLVING CREDIT FACILITIES            -                 186,097
 REPAYMENT OF NOTES PAYABLE AND
  LONG-TERM DEBT                             (220,823)               (162,721)
NET CASH (USED) PROVIDED BY FINANCING
 ACTIVITIES                                  (230,459)                 21,731
 EFFECT OF EXCHANGE RATE CHANGES ON CASH       32,208                       -
 (DECREASE) INCREASE IN CASH                  (71,090)                103,182
CASH, BEGINNING OF PERIOD                   1,268,475                 137,322
CASH, END OF PERIOD                        $1,197,385                $240,504

SUPPLEMENTAL INFORMATION
 INTEREST PAID                               $237,084                $391,542
 TAXES PAID                                   $45,000                      $-

SEE ACCOMPANYING NOTES.

            LYNTON GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS
                     December 31, 1996


Note 1.  BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. The balances as of September 30, 1996 in the accompanying balance sheets, have been derived from the audited financial statements as of such date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Lynton Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 1996.

PART  1 - FINANCIAL INFORMATION

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES & OPERATING INCOME

      Revenues for the three months ended December 31, 1996 increased to $5,872,000 from revenues of $5,707,000 for the comparable fiscal 1996 period, a increase of $165,000 or 2.9%. This increase is primarily attributable to an increase in fuel sales volume and tenant occupancy at the Company's fixed base operations.

      Operating income for the three months ended December 31, 1996 decreased to $406,000 compared to operating income of $429,000 for the three months ended December 31, 1995, a decrease of $23,000. This decrease primarily consists of a decrease in operating income from aircraft sales operations of approximately $120,000, partly offset by increased operating income from charter and maintenance operations in the UK.

INTEREST

      Interest expense for the three months ended December 31, 1996 decreased to $241,000 compared to interest expense of $390,000 for the three months ended December 31, 1995, a decrease of $149,000 This decrease results from lower levels of borrowings specifically due to the repayment of debt to HM Holdings in fiscal 1996.

EQUITY IN LOSS OF JOINTLY-OWNED COMPANY

      For the three months ended December 31, 1996, no gain or loss in the Company's equity of jointly-owned company was recorded. This asset was reclassified as investment in jointly-owned company held for resale in fiscal 1996, and therefore, the Company's share of the gain or loss in the jointly-owned company will no longer be recognized under the equity method of accounting. For the three months ended December 31, 1995, the Company recorded a loss in equity of jointly-owned company of $177,000.

NET INCOME

      Net income for the three months ended December 31, 1996 was $145,000 as compared to a net loss of $173,000 for the three months ended December 31, 1995, a increase of $318,000. This increase is primarily the result of no gain or loss in equity of jointly-owned company being recorded, as discussed above, and decreased interest expense from reduced levels of borrowings.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, the Company had a working capital deficit of $2,423,000 as compared to a working capital deficit of $2,159,000 at September 30, 1996, a decrease in working capital of $264,000. This reduction in working capital is primarily attributable to the classification under current liabilities at December 31, 1996 of $68,000 for increased principal payments on the Company's borrowings, and $61,667 being the amount to be provided into a sinking fund for the retirement of the Company's senior subordinated convertible debentures in December 1997.

PART  II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

            At the present time, there is no material litigation pending or, to management's, knowledge, threatened against the Registrant.

Item 2.     CHANGES IN SECURITIES

            During the fiscal quarter ended December 31, 1996, the four holders of all the outstanding shares of Series C Convertible Preferred Stock (the "Series C
Preferred Stock") converted all of the Series C Preferred
Stock into an aggregate of 2,053,876 shares of Common
Stock of the Company (effective retroactively to September
30, 1996). Two such holders are James G. Niven, a director of the Company, and J.O.Hambro Nominees Limited, which may be deemed to be controlled by Richard Hambro, Chairman and a director of the Company. In addition, two holders of the Company's10% Senior Subordinated Convertible Debentures (the "Debentures") due December 31,1998 (Paul R. Dupee, Jr. and Consulta Special Funds Limited) converted the Debenturesheld by them (in the principal amount of $1,065,000) into 3,227,273 shares of CommonStock (effective retroactively to September 30, 1996). Paul R. Dupee, Jr. is a director of the Company. The shares held by Consulta
Special Funds Limited may be deemed to be beneficially owned by Nigel D. Pilkington, a director of the Company. Each of the foregoing issuances were exempt from registration under provisions of Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"), being an exchange by an issuer with existing security holders, and Section 4(2) of the Securities Act being a transaction by an issuer not involving any public offering.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

            None.

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)   Exhibits

            11.0  Statement re Computation of Per Share
                  Earnings

            (B)   Reports on Form 8-K

            Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 1996:

ITEMS REPORTED                   FINANCIAL STATEMENTS FILED  DATE OF REPORT
Other Events - Debt Discharge    None                        November 13, 1996
Transaction; Refinancing of the
Jet Centre Facility

                         SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



      LYNTON GROUP, INC.


Dated:FEBRUARY 10, 1996     By:  /S/ CHRISTOPHER TENNANT
                                 Christopher Tennant, President
                                 and Chief Executive Officer


Dated:FEBRUARY 10, 1996     By:  /S/ PAUL BOYD
                                 Paul Boyd, Principal Financial Officer

Exhibit 11 - Computation of per share earnings


                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                                  COMPUTATION OF EARNINGS PER SHARE
                        FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                              (UNAUDITED)

                                                        1996           1995
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING  6,394,872      1,960,510
WEIGHTED AVERAGE COMMON STOCK EQUIVALENTS                    -              -
AVERAGE SHARES OUTSTANDING - PRIMARY EARNINGS
 PER SHARE                                           6,394,872      1,960,510
SERIES C PREFERRED STOCK                                     -        677,779
AVERAGE SHARES OUTSTANDING - FULLY DILUTED
 EARNINGS PER SHARE                                  6,394,872      2,638,289

PRIMARY EARNINGS PER SHARE:
AVERAGE SHARES OUTSTANDING                           6,394,872      1,960,510
NET INCOME (LOSS)                                     $145,415      ($172,790)
LESS DIVIDEND ON SERIES C & D PREFERRED STOCK                -        (72,041)
                                                      $145,415      ($244,831)
PER SHARE AMOUNT                                         $0.02         ($0.12)

FULLY-DILUTED EARNINGS PER SHARE:
AVERAGE SHARES OUTSTANDING                           6,394,872      1,960,510
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK        $145,415      ($172,790)
LESS DIVIDEND ON SERIES C & D PREFERRED STOCK                -        (72,041)
                                                      $145,415      ($244,831)

PER SHARE AMOUNT (1)                                     $0.02         ($0.12)


(1) The convertible Series C Preferred Stock and the related dividend effect had an anti-dilutive effect on earnings per share for the three months ending
December 31, 1995 and are, therefore, excluded in the computation of fully-diluted earnings per share for that period.