Form 10-Q
period 1997-03-31
LYNTON GROUP INC
filed 1997-05-12
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                             FORM 10-Q



      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 31, 1997

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


               Common, $.30 par value per share: 6,394,872
                      Outstanding as of May 7, 1997

                        Part 1 - FINANCIAL INFORMATION


                      LYNTON GROUP, INC. AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION


                          PERIOD ENDED MARCH 31, 1997


            ITEM                                                        PAGE

Item 1 - Financial Statements:

       Condensed Consolidated Balance Sheets -
            March 31, 1997 and September 30, 1996                         3

       Condensed Consolidated Statements of Operations -
            For the Three and Six months ended March 31, 1997 and 1996    4

       Condensed Consolidated Statements of Cash Flows -
            For the Six months ended March 31, 1997 and 1996              5

            Notes to Condensed Consolidated Financial Statements          6


Item 2 - Management's Discussion and Analysis of Financial Condition
         and results of operations                                        7

                      LYNTON GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                           MARCH 31,             SEPTEMBER 30,
                                              1997                    1996
                                          (UNAUDITED)              (AUDITED)
ASSETS
CURRENT ASSETS:
 CASH                                        $637,022             $1,268,475
 ACCOUNTS RECEIVABLE                        1,723,571              2,336,549
 INVENTORIES                                  790,129                822,339
 PREPAIDS AND OTHER CURRENT ASSETS            163,632                396,605
TOTAL CURRENT ASSETS                        3,314,354              4,823,968
PROPERTY, PLANT AND EQUIPMENT              17,717,978             17,386,419
 LESS ACCUMULATED DEPRECIATION
 AND AMORTIZATION                           4,339,980              3,977,517
                                           13,377,998             13,408,902
FUNDS HELD IN ESCROW                          150,000                150,000
INVESTMENT IN JOINTLY-OWNED COMPANY
 HELD FOR RESALE                            1,233,609              1,182,376
LONG-TERM GROUND LEASE, LESS
 ACCUMULATED AMORTIZATION                   1,963,233              1,992,606
GOODWILL, LESS ACCUMULATED AMORTIZATION     2,190,852              2,213,635
OTHER ASSETS AND DEFERRED CHARGES,
 LESS ACCUMULATED AMORTIZATION                559,255                601,690
                                          $22,789,301            $24,373,177

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES  $2,847,047             $4,249,476
 ADVANCES FROM CUSTOMERS AND
  DEFERRED REVENUE                          1,623,630              1,713,217
 CURRENT PORTION OF CAPITAL LEASE
  OBLIGATIONS                                  36,478                 34,225
 CURRENT PORTION OF LONG-TERM DEBT          1,127,100                986,506
TOTAL CURRENT LIABILITIES                   5,634,255              6,983,424
MORTGAGE NOTE DUE TO MASSACHUSETTS MUTUAL   7,143,037              7,441,711
LONG-TERM DEBT DUE TO FINOVA CAPITAL        3,704,939              3,839,198
SENIOR SUBORDINATED CONVERTIBLE DEBENTURES    833,333                895,000
DEFERRED REVENUE                              840,000                960,000
OTHER LONG-TERM DEBT                          740,774                854,974
STOCKHOLDERS' EQUITY:
 COMMON STOCK                               1,918,462              1,918,462
 ADDITIONAL PAID-IN CAPITAL                 9,779,823              9,779,823
 ACCUMULATED DEFICIT                       (7,786,958)            (8,233,475)
 TRANSLATION ADJUSTMENT                        (7,016)               (54,592)
                                            3,904,311              3,410,218
 COMMON STOCK HELD IN TREASURY                (11,348)               (11,348)
TOTAL STOCKHOLDERS' EQUITY                  3,892,963              3,398,870
                                          $22,789,301            $24,373,177

SEE ACCOMPANYING NOTES.

                                LYNTON GROUP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                             (UNAUDITED)

                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                MARCH 31                    MARCH 31
                           1997         1996           1997           1996
NET  REVENUES           $6,211,691    $4,745,160    $12,083,282    $10,452,280
EXPENSES:
  DIRECT COSTS           4,657,558     3,792,886      9,261,435      8,230,899
  SELLING, GENERAL
   AND ADMINISTRATIVE      755,290       630,858      1,414,205      1,272,842
  DEPRECIATION             172,181       163,198        343,195        330,090
  AMORTIZATION OF GOODWILL
   AND GROUND LEASE         31,913        31,371         63,837         62,776
OPERATING INCOME           594,749       126,847      1,000,610        555,673
  AMORTIZATION OF DEBT
   DISCOUNT AND ISSUANCE
   COSTS                    19,337        34,868         38,674         69,737
  INTEREST                 274,310       391,648        515,419        781,517
  EQUITY IN LOSS OF
  JOINTLY-OWNED COMPANY          -        50,263              -        227,141
INCOME (LOSS) BEFORE
 PROVISION FOR INCOME
 TAXES                     301,102     (349,932)        446,517      (522,722)
INCOME TAX PROVISION             -             -              -              -
NET INCOME (LOSS)         $301,102    ($349,932)       $446,517     ($522,722)
LESS DIVIDENDS ON
 PREFERRED STOCK                 -      (41,813)              -      (113,854)
NET (LOSS) INCOME
 ATTRIBUTABLE TO
 COMMON STOCK             $301,102    ($391,745)       $446,517     ($636,576)
NET INCOME (LOSS) PER
 SHARE OF COMMON STOCK
PRIMARY                      $0.05       ($0.20)          $0.07        ($0.32)
FULLY-DILUTED                $0.05       ($0.20)          $0.07        ($0.32)

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                             (UNAUDITED)

                                                 1997                   1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                                $446,517          ($522,722)
   ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO CASH PROVIDED BY OPERATING
   ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                  445,706             462,603
    EQUITY LOSS IN JOINTLY-OWNED COMPANY                 -             227,141
    CHANGE IN CERTAIN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                          700,288             484,651
      DUE FROM/TO AFFILIATES (NET)                (24,108)             182,348
      INVENTORIES                                   60,216              54,903
      PREPAIDS AND OTHER ASSETS                    242,604            (68,399)
      ACCOUNTS PAYABLE AND ACCRUED EXPENSE     (1,520,275)           (286,882)
      ADVANCES FROM CUSTOMERS AND DEFERRED
       REVENUES                                  (263,658)           (345,367)
NET CASH PROVIDED BY OPERATING ACTIVITIES           87,290             188,276
CASH FLOW FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES (NET)                      (234,195)            (38,445)
NET CASH USED BY INVESTING ACTIVITIES            (234,195)            (38,445)
CASH FLOW FROM FINANCING ACTIVITIES:
 CAPITAL LEASE OBLIGATIONS (NET)                    54,647            (13,293)
 PROCEEDS FROM ISSUANCE OF COMMON STOCK                  -               5,000
 PROCEEDS OF REVOLVING CREDIT FACILITIES                 -             223,893
 REPAYMENT OF NOTES PAYABLE AND
  LONG-TERM DEBT                                 (569,577)           (368,316)
NET CASH USED BY FINANCING ACTIVITIES            (514,930)           (152,716)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH            30,382                   -
 DECREASE IN CASH                                (631,453)             (2,885)
CASH, BEGINNING OF PERIOD                        1,268,475             137,322
CASH, END OF PERIOD                               $637,022            $134,437
SUPPLEMENTAL INFORMATION
 INTEREST PAID                                    $512,576            $785,199
 TAXES PAID                                        $90,000                  $-

SEE ACCOMPANYING NOTES.

            LYNTON GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS
                       March 31, 1997


Note 1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. The balances as of September 30, 1996 in the accompanying balance sheets, have been derived from the audited financial statements as of such date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Lynton Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 1996.

PART  1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES & OPERATING INCOME

      Revenues for the three and six months ended March 31, 1997 increased to $6,212,000 and $12,084,000 from revenues of $4,745,000 and $10,452,000 for the comparable fiscal 1996 periods, an increase of $1,467,000 and $1,632,000, or 30.9%
and 15.6% respectively. This increase is primarily attributable to an increase in fuel sales volume and tenant occupancy at the Company's fixed base operations along with increased revenues from maintenance operations in the UK.

      Operating income for the three and six months ended March 31, 1997 increased to $595,000 and $1,001,000 compared to operating income of $127,000 and $556,000 for the comparable fiscal 1996 periods, an increase of $468,000 and $445,000, respectively. This increase is primarily attributable to increased operating income from the Company's fixed base operations along with increased operating income from charter and maintenance operations in the UK.

INTEREST

      Interest expense for the three and six months ended March 31, 1997 decreased to $274,000 and $515,000 from interest expense of $392,000 and $782,000 for the comparable fiscal 1996 periods, a decrease of $118,000 and $267,000, respectively. This decrease results from lower levels of borrowings specifically due to the repayment of debt to HM Holdings in fiscal 1996.

EQUITY IN LOSS OF JOINTLY-OWNED COMPANY

      For the three and six months ended March 31, 1997, no gain or loss in the Company's equity of jointly-owned company was recorded. This asset was reclassified as investment in jointly-owned company held for resale in fiscal 1996, and therefore, the Company's share of the gain or loss in the jointly-owned company will no longer be recognized under the equity method of accounting. For the three and six months ended March 31, 1996, the Company recorded a loss in equity of jointly-owned company of $50,000 and $227,000.

NET INCOME

      Net income for the three and six months ended March 31, 1997 was $301,000 and $447,000, compared to a net loss of $350,000 and $523,000 for the comparable fiscal 1996 periods, an increase of $651,000 and $970,000, respectively. This increase is primarily the result of increased operating income, decreased interest expense from reduced levels of borrowings, along with no gain or loss in equity of jointly-owned company being recorded, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1997, the Company had a working capital deficit of $2,320,000 as compared to a working capital deficit of $2,159,000 at September 30, 1996, a decrease in working capital of $161,000. This reduction in working capital is primarily attributable to the classification under current liabilities at March 31, 1997 of $140,000 for increased principal payments on the Company's borrowings which includes $61,667 being the amount to be provided into a sinking fund for the retirement of the Company's senior subordinated convertible debentures in December 1997.

PART  II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

            At the present time, there is no material litigation pending or, to management's, knowledge, threatened against the Company.

Item 2.     CHANGES IN SECURITIES

            None except for information previously disclosed in the Quarterly Report on Form 10-Q for the period ended December 31, 1996.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

            On March 12, 1997, an annual meeting of
            stockholders was held to elect five directors to serve as the Board of Directors of the Company until the next annual meeting of stockholders and until their successors shall be elected and shall qualify. At such meeting, Christopher Tennant, Richard Hambro, James G. Niven, Paul R. Dupee, Jr. and Nigel D. Pilkington, each an incumbent director, were duly elected as directors of the Company. Christopher Tennant received 5,790,207 affirmative votes and 8,369 negative votes, and each of Richard Hambro, James G. Niven, Paul R. Dupee, Jr. and Nigel
            D. Pilkington received 5,790,241 affirmative votes and 8,335 negative votes.

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)   Exhibits

            11.0  Statement re Computation of Per Share Earnings

            (B)   Reports on Form 8-K

            Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 1997:

            None.

                         SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



      LYNTON GROUP, INC.


Dated:MAY 12, 1997            By:  /S/ CHRISTOPHER TENNANT
                                 Christopher Tennant, President
                                 and Chief Executive Officer


Dated:MAY 12, 1997            By:/S/ PAUL BOYD
                                 Paul Boyd, Principal Financial Officer

Exhibit 11 - Computation of per share earnings

                              LYNTON GROUP, INC. AND SUBSIDIARIES
                               COMPUTATION OF EARNINGS PER SHARE
                   FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                         (UNAUDITED)

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                   MARCH 31,                  MARCH 31,
                               1997        1996           1997         1996
WEIGHTED AVERAGE SHARES OF
 COMMON STOCK OUTSTANDING    6,394,872    1,961,344     6,394,872    1,961,344
WEIGHTED AVERAGE COMMON
 STOCK EQUIVALENTS (1)               -            -             -            -
AVERAGE SHARES OUTSTANDING -
 PRIMARY EARNINGS PER SHARE  6,394,872    1,961,344     6,394,872    1,961,344
PER SHARE
SERIES C PREFERRED STOCK (1)         -            -             -            -
AVERAGE SHARES OUTSTANDING -
 FULLY-DILUTED EARNINGS
 PER SHARE                   6,394,872    1,961,344     6,394,872    1,961,344


PRIMARY & FULLY-DILUTED EARNINGS PER SHARE (1)

AVERAGE SHARES OUTSTANDING   6,394,872    1,961,344     6,394,872    1,961,344
NET INCOME (LOSS)             $301,102   ($349,932)      $446,517   ($522,722)
LESS DIVIDEND ON SERIES C &
 D PREFERRED STOCK                   -     (41,813)             -    (113,854)
                              $301,102   ($391,745)      $446,517   ($636,576)
PER SHARE AMOUNT (1)             $0.05      ($0.20)         $0.07      ($0.32)


(1) The options, to purchase shares of Common Stock of the Company, have an exercise price in excess of the fair value of common stock, for the three and six months ending March 31, 1997 and 1996, had an anti-dilutive effect on earnings per share and are, therefore, excluded in the computation of earnings per share for these periods.

      The warrants, to purchase shares of Common Stock of the Company, had an exercise price in excess of the fair value of common stock, for the three and six months ending March 31, 1996, had an anti-dilutive effect on earnings per share and are, therefore, excluded in the computation of earnings per share for that period. All of the warrants issued to HM Holdings were surrendered to the Company in fiscal 1996 and therefore, have no effect on the computation of earnings per share for the three and six months ending March 31, 1997. All the other remaining warrants, had an exercise price in excess of the fair value of common stock, for the three and six months ending March 31, 1997, had an anti-dilutive effect on earnings per share and are, therefore, excluded in the computation of earnings per share for that period.

      The convertible Series C Preferred Stock and the related dividend effect had an anti-dilutive effect on earnings per share for the three and six months ending March 31, 1996 and are, therefore, excluded in the computation of earnings per share for that period. All of the convertible Series C Preferred Stock were converted to Common Stock of the Company in fiscal 1996 and therefore, have no effect on the computation of earnings per share for the three and six months ending March 31, 1997.