Form 10-Q
period 1997-06-30
LYNTON GROUP INC
filed 1997-08-15
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                             FORM 10-Q



      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended JUNE 30, 1997

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


               Common, $.30 par value per share: 6,394,872
                    Outstanding as of August 7, 1997

                        Part 1 - FINANCIAL INFORMATION


                      LYNTON GROUP, INC. AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION


                          PERIOD ENDED JUNE 30, 1997


            ITEM                                                       PAGE

Item 1 - Financial Statements:

       Condensed Consolidated Balance Sheets -
            June 30, 1997 and September 30, 1996                         3

       Condensed Consolidated Statements of Operations -
            For the Three and Nine months ended June 30, 1997 and 1996   4

       Condensed Consolidated Statements of Cash Flows -
            For the Nine months ended June 30, 1997 and 1996             5

            Notes to Condensed Consolidated Financial Statements         6


Item 2 - Management's Discussion and Analysis of Financial Condition
         and results of operations                                     7-8

                                LYNTON GROUP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                             JUNE 30,            SEPTEMBER 30,
                                               1997                   1996
                                            (UNAUDITED             (AUDITED)
ASSETS
CURRENT ASSETS:
 CASH                                         $671,191             $1,268,475
 ACCOUNTS RECEIVABLE                         1,997,052              2,336,549
 INVENTORIES  (NOTE 2)                         896,146                822,339
 PREPAIDS AND OTHER CURRENT ASSETS             213,634                396,605
TOTAL CURRENT ASSETS                         3,778,023              4,823,968
PROPERTY, PLANT AND EQUIPMENT               17,850,339             17,386,419
 LESS ACCUMULATED DEPRECIATION
 AND AMORTIZATION                            4,524,421              3,977,517
                                            13,325,918             13,408,902
FUNDS HELD IN ESCROW                           150,000                150,000
AIRCRAFT HELD FOR RESALE  (NOTE 2)           1,870,233                      -
INVESTMENT IN JOINTLY-OWNED COMPANY
 HELD FOR RESALE                             1,262,106              1,182,376
LONG-TERM GROUND LEASE, LESS
 ACCUMULATED AMORTIZATION                    1,948,547              1,992,606
GOODWILL, LESS ACCUMULATED AMORTIZATION      2,179,935              2,213,635
OTHER ASSETS AND DEFERRED CHARGES,
 LESS ACCUMULATED AMORTIZATION                 539,918                601,690
                                           $25,054,680            $24,373,177

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES   $3,441,275             $4,249,476
 ADVANCES FROM CUSTOMERS AND
  DEFERRED REVENUE                           1,413,550              1,713,217
 CURRENT PORTION OF CAPITAL LEASE
  OBLIGATIONS                                   38,503                 34,225
 CURRENT PORTION OF LONG-TERM DEBT           1,402,209                986,506
TOTAL CURRENT LIABILITIES                    6,295,537              6,983,424
MORTGAGE NOTE DUE TO MASSACHUSETTS MUTUAL    6,985,508              7,441,711
LONG-TERM DEBT DUE TO FINOVA CAPITAL         3,644,796              3,839,198
SENIOR SUBORDINATED CONVERTIBLE DEBENTURES     833,333                895,000
AIRCRAFT FINANCING NOTE DUE TO G.E. CAPITAL  1,617,761                      -
DEFERRED REVENUE                               780,000                960,000
OTHER LONG-TERM DEBT                           681,931                854,974
STOCKHOLDERS' EQUITY:
 COMMON STOCK                                1,918,462              1,918,462
 ADDITIONAL PAID-IN CAPITAL                  9,779,823              9,779,823
 ACCUMULATED DEFICIT                        (7,503,956)            (8,233,475)
 TRANSLATION ADJUSTMENT                         32,833                (54,592)
                                             4,227,162              3,410,218
 COMMON STOCK HELD IN TREASURY                 (11,348)               (11,348)
TOTAL STOCKHOLDERS' EQUITY                   4,215,814              3,398,870
                                           $25,054,680            $24,373,177

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                            (UNAUDITED)

                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                JUNE 30                     JUNE 30
                           1997         1996           1997          1996
NET  REVENUES           $6,428,379   $6,456,913    $18,511,661   $16,909,193
EXPENSES:
  DIRECT COSTS           4,735,813    4,762,846     13,997,248    12,993,745
  SELLING, GENERAL
   AND ADMINISTRATIVE      833,429      664,090      2,247,634     1,936,932
  DEPRECIATION             172,420      165,032        515,615       495,122
  AMORTIZATION OF GOODWILL
   AND GROUND LEASE         31,918       31,363         95,755        94,139
OPERATING INCOME           654,799      833,582      1,655,409     1,389,255
  AMORTIZATION OF DEBT
   DISCOUNT AND ISSUANCE
   COSTS                    19,336       34,869         58,010       104,606
  INTEREST                 308,462      378,536        823,881     1,160,053
  EQUITY IN LOSS OF
   JOINTLY-OWNED COMPANY         -     (235,316)             -        (8,175)
INCOME BEFORE PROVISION
 FOR INCOME TAXES          327,001      655,493        773,518       132,771
INCOME TAX PROVISION        44,000            -         44,000             -
NET INCOME                $283,001     $655,493       $729,518      $132,771
LESS DIVIDENDS ON
 PREFERRED STOCK                 -      (56,007)             -      (169,861)
NET INCOME (LOSS)
 ATTRIBUTABLE TO
 COMMON STOCK             $283,001     $599,486       $729,518      ($37,090)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
PRIMARY                      $0.04        $0.33          $0.11         $0.07
FULLY-DILUTED                $0.04        $0.23          $0.11         $0.00

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                             (UNAUDITED)

                                                   1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                      $729,518           $132,771
   ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO CASH PROVIDED BY OPERATING
   ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                 669,380            693,867
    EQUITY LOSS IN JOINTLY-OWNED COMPANY                -             (8,175)
    CHANGE IN CERTAIN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                         455,536            315,933
      DUE FROM/TO AFFILIATES (NET)                (30,015)           171,039
      INVENTORIES                                 (30,597)           (58,997)
      PREPAIDS AND OTHER ASSETS                   193,758            (90,983)
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES      (966,450)          (273,135)
      ADVANCES FROM CUSTOMERS AND DEFERRED
       REVENUES                                  (554,836)            (7,030)
NET CASH PROVIDED BY OPERATING ACTIVITIES         466,294            875,290
CASH FLOW FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES (NET)                      (312,193)           (86,542)
NET CASH USED BY INVESTING ACTIVITIES            (312,193)           (86,542)
CASH FLOW FROM FINANCING ACTIVITIES:
 CAPITAL LEASE OBLIGATIONS (NET)                   45,898            (20,171)
 PROCEEDS FROM ISSUANCE OF COMMON STOCK                 -              5,000
 REPAYMENT OF NOTES PAYABLE AND LONG-TERM DEBT   (844,564)          (732,916)
NET CASH USED BY FINANCING ACTIVITIES            (798,666)          (748,087)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH           47,281                  -
 (DECREASE) INCREASE IN CASH                     (597,284)            40,661
CASH, BEGINNING OF PERIOD                       1,268,475            137,322
CASH, END OF PERIOD                              $671,191           $177,983
SUPPLEMENTAL INFORMATION
 INTEREST PAID                                   $788,671         $1,168,031
 TAXES PAID                                      $110,880                 $-


DURING THE NINE MONTHS ENDED JUNE 30, 1997, THE COMPANY PURCHASED AN AIRCRAFT, WHICH IS NOW BEING HELD FOR RESALE, AND IS BEING FINANCED WITH A NOTE ISSUED BY G.E. CAPITAL.


SEE ACCOMPANYING NOTES.

            LYNTON GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS
                       June 30, 1997


Note 1.  BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. The balances as of September 30, 1996 in the accompanying balance sheets, have been derived from the audited financial statements as of such date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Lynton Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 1996.

Note 2. INVENTORIES AND AIRCRAFT HELD FOR RESALE

      Inventories (principally parts) are valued at the lower of cost (first-in, first-out) or market. Aircraft held for resale is valued at cost.

PART  1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES & OPERATING INCOME

      Revenues for the three months ended June 30, 1997 decreased to $6,428,000 from revenues of $6,457,000 for the comparable fiscal 1996 period, a decrease of $29,000. Revenues for the nine months ended June 30, 1997 increased to $18,512,000 from revenues of $16,909,000 for the comparable fiscal 1996 period, an increase of $1,603,000, or 9.5%. This increase is primarily attributable to an increase in fuel sales volume and tenant occupancy at the Company's fixed base operations along with increased revenues from maintenance operations in the UK.

      Operating income for the three months ended June 30, 1997 decreased to $655,000 from an operating income of $834,000 for the comparable fiscal 1996 period, a decrease of $179,000. This decrease is primarily attributable to sales and marketing costs related to a helicopter joint ownership program. Operating income for the nine months ended June 30, 1997 increased to $1,655,000 from an operating income of $1,389,000 for the comparable fiscal 1996 period, an increase of $266,000, or 19.2%. This increase is primarily attributable to increased operating income from the Company's fixed base operations along with increased operating income from maintenance operations in the UK offset by the sales and marketing costs related to a helicopter joint ownership program.

INTEREST

      Interest expense for the three and nine months ended June 30, 1997 decreased to $308,000 and $824,000 from interest expense of $379,000 and $1,160,000 for the comparable fiscal 1996 periods, a decrease of $71,000 and $336,000, respectively. This decrease results from lower levels of borrowings specifically due to the repayment of debt to HM Holdings in fiscal 1996.

EQUITY IN LOSS OF JOINTLY-OWNED COMPANY

      For the three and nine months ended June 30, 1997, no gain or loss in the Company's equity of jointly-owned company was recorded. This asset was reclassified as investment in jointly-owned company held for resale in fiscal 1996, and therefore, the Company's share of the gain or loss in the jointly-owned company will no longer be recognized under the equity method of accounting. For the three and nine months ended June 30, 1996, the Company recorded a gain in equity of jointly-owned company of $235,000 and $8,000.

NET INCOME

      Net income for the three months ended June 30, 1997 was $283,000 as compared to a net income of $655,000 for the three months ended June 30, 1996, a decrease of $372,000. The decrease is primarily the result of the Company no longer recording the equity in income of jointly-owned company. In addition, fiscal 1997 included sales and marketing costs related to a helicopter joint ownership program.

      Net income for the nine months ended June 30, 1997 was $730,000 as compared to a net income of $133,000 for the three months ended June 30, 1996, an increase of $597,000. This increase is primarily the result of increased operating income and decreased interest expense from reduced levels of borrowings.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1997, the Company had a working capital deficit of $2,518,000 as compared to a working capital deficit of $2,159,000 at September 30, 1996, a decrease in working capital of $359,000. This decrease in working capital is primarily attributable to the increase in the current portion of long term debt at June 30, 1997, which includes $61,667 being the amount to be provided into a sinking fund for the retirement of the Company's senior subordinated convertible debentures in December 1997 and $252,000 being the current amount due for the aircraft held for resale. The Company currently has no material commitments for capital expenditures.

      The Company expects to continue  meeting  all  of  its
obligations for the next twelve months by focusing on its established operations. Cash flows from these operations are expected to be sufficient to meet all of its operating requirements and, significantly reduced, debt service requirements.

      Inflation has not significantly impacted the Company's operations.

PART  II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

            At the present time, there is no material litigation pending or, to management's knowledge, threatened against the Company.

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

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)   Exhibits

            11.0  Statement re Computation of Per Share Earnings

            (B)   Reports on Form 8-K

            Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 1997:

            None.

                         SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



      LYNTON GROUP, INC.


Dated:AUGUST 14, 1997         By:  /S/ CHRISTOPHER TENNANT
                                 Christopher Tennant,President
                                 and Chief Executive Officer


Dated:AUGUST 14, 1997         By:/S/ PAUL BOYD
                                 Paul Boyd, Principal Financial Officer

Exhibit 11 - Computation of per share earnings


                          LYNTON GROUP, INC. AND SUBSIDIARIES
                           COMPUTATION OF EARNINGS PER SHARE
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                      (UNAUDITED)

                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                     JUNE 30,                                   JUNE 30,
            1997             1996                       1997             1996
WEIGHTED AVERAGE SHARES OF
 COMMON STOCK OUTSTANDING    6,394,872    1,961,621    6,394,872    1,961,621
WEIGHTED AVERAGE COMMON
 STOCK EQUIVALENTS (1)               -            -            -            -
AVERAGE SHARES OUTSTANDING -
 PRIMARY EARNINGS PER SAHRE  6,394,872    1,961,621    6,394,872    1,961,621
SERIES C PREFERRED STOCK (1)         -      677,779            -      677,779
AVERAGE SHARES OUTSTANDING -
 FULLY-DILUTED EARNINGS
 PER SHARE                   6,394,872    2,639,400    6,394,872    2,639,400

PRIMARY EARNINGS PER SHARE (1)

AVERAGE SHARES OUTSTANDING   6,394,872    1,961,621    6,394,872    1,961,621
NET INCOME                    $283,001     $655,493     $729,518     $132,771
LESS DIVIDEND ON SERIES C
 & D PREFERRED STOCK                 -            -            -            -
                              $283,001     $655,493     $729,518     $132,771
PER SHARE AMOUNT (1)             $0.04        $0.33        $0.11        $0.07

FULLY-DILUTED EARNINGS PER SHARE (1)

AVERAGE SHARES OUTSTANDING   6,394,872    2,639,400    6,394,872    2,639,400
NET INCOME                    $283,001     $655,493     $729,518     $132,771
LESS DIVIDEND ON SERIES D
 PREFERRED STOCK                     -      (41,007)           -     (124,861)
                              $283,001     $614,486     $729,518       $7,910
PER SHARE AMOUNT (1)             $0.04        $0.23        $0.11        $0.00


(1) The options, to purchase shares of Common Stock of the Company, have an exercise price in excess of the fair value of common stock, for the three and nine months ending June 30, 1997 and 1996, had an anti-dilutive effect on earnings per share and are, therefore, excluded in the computation of earnings per share for these periods.

      The warrants, to purchase shares of Common Stock of the Company, had an exercise price in excess of the fair value of common stock, for the three and nine months ending June 30, 1996, had an anti-dilutive effect on earnings per share and are, therefore, excluded in the computation of earnings per share for that period. All of the warrants issued to HM Holdings were surrendered to the Company in fiscal 1996 and therefore, have no effect on the computation of earnings per share for the three and nine months ending June 30, 1997. All the other remaining warrants, had an exercise price in excess of the fair value of common stock, for the three and nine months ending June 30, 1997, had an anti-dilutive effect on earnings per share and are, therefore, excluded in the computation of earnings per share for that period.

      All of the convertible Series C Preferred Stock were converted to Common Stock of the Company in fiscal 1996 and therefore, have no effect on the computation of earnings per share for the three and nine months ending June 30, 1997.

(2)   New accounting pronouncement

      In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS SHARE, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully dilutive earnings per share and requires presentation of basic and diluted earnings per share with disclosure of the methods used to compute the per share amounts.

      Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible debt and preferred stock. The adoption of this standard is not expected to have a material impact on earnings per share of the Company.