Form 10-K
period 1997-09-30
LYNTON GROUP INC
filed 1998-01-14
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended SEPTEMBER 30, 1997

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        Commission file number: 0-6867

                     LYNTON GROUP, INC.
            (Exact name of Registrant as specified in its charter)

DELAWARE                                                  13-2688055
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

9 AIRPORT ROAD
MORRISTOWN MUNICIPAL AIRPORT
MORRISTOWN, NEW JERSEY                                    07960
(Address of principal executive offices)                 (Zip code)

      Registrant's telephone number, including area code: (973) 292-9000

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

As of December 31, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (1,075,486 shares) was approximately $1,209,922 (based upon the average bid and asked prices of such stock on December 18, 1997, the most recent date on which bid and ask prices were available). The number of shares outstanding of the Common Stock ($.30 par value) of the Registrant as of the close of business on December 31, 1997 was 6,394,872.

                    DOCUMENTS INCORPORATED BY REFERENCE

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

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

Lynton Group, Inc. was incorporated in the State of Delaware in August 1971 under the name of Decair Corporation. In June 1989, the Company changed its name to Lynton Group, Inc. Prior to May 1989, the Company's operations consisted primarily of performing helicopter maintenance, management and charter services through its subsidiaries Ramapo Helicopters, Inc. ("Ramapo") and Rockland Aviation, Inc. (later renamed Lynton Aviation Charter, Inc.
("Lynton   Aviation   Charter")   and  now  known  as  LynStar  Aviation,  Inc.
("LynStar").

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

In August 1995, substantially all the business, assets and liabilities of Dollar Air and Black Isle were transferred to a newly formed company, PLM Dollar Group Limited ("PDG"), a company organized under the laws of Scotland, in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of the transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited ("PLM") were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. PDG operates a fleet of 13 helicopters from bases primarily in Scotland and England, and provides helicopter support services for industrial and utility applications in the United Kingdom. In October 1997, the Company sold its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG.

In fiscal 1997, the Company agreed to dissolve Lynton Aviation which had been in the business of providing aviation management services to HM Industries, Inc., an affiliate of HM Holdings, Inc. Such services terminated with the completion of the Debt Discharge Transaction in November 1996. (See Part II,
Item 7 for information on the Debt Discharge Transaction.)

In December 1997, the Company acquired through Limited (the "Magec Acquisition") all of the issued and outstanding shares of Magec Aviation Limited, a company organized under the laws of England ("Magec"). Magec provides hangarage and refueling, charter, management, and maintenance services for corporate aircraft from its own exclusive terminal at London Luton Airport located in the London, England metropolitan area (see Note 14 to the Company's consolidated financial statements).

(b) Financial Information About Industry Segments

The Company primarily operates in one industry segment, i.e. aviation and aviation related services.

(c) Narrative Description of Business

FLIGHT OPERATIONS

In the United Kingdom, the Company through Aviation Limited, performs charter and management services for corporate helicopters and fixed wing aircraft. A typical management contract will require the Company to staff an aircraft with a crew and arrange for maintenance of the aircraft for a management fee. The Company in turn charters the aircraft to outside customers and pays to the owner of the aircraft a percentage of the revenues received. The Company currently operates 9 helicopters and 4 fixed wing aircraft under such arrangements. Contracts for management and general services may be canceled on a short-term basis. Management believes that the loss of any single management contract or charter customer in the United Kingdom would not have a material effect on the Company.

Also in the United Kingdom, PDG, which, until October 1997, was 50% owned by the Company, performs helicopter support services for the construction, fish farming, forestry, mining and oil industries and for various utilities. These services are primarily provided to companies under short and medium term contracts. PDG currently owns 8 aircraft and has an additional 5 aircraft under short-term lease arrangements. In October 1997, the Company sold its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG.

In the United States, the Company performs aircraft management services through its subsidiaries Lynton Jet Centre and Lynton Services.

MAINTENANCE OPERATIONS

The Company operates two helicopter maintenance facilities through its subsidiaries EHL, located in Denham, Middlesex, outside of London, England and Ramapo, located at the Morristown Municipal Airport, Morristown, New Jersey. The principal maintenance activities consist of routine and major helicopter maintenance, component overhaul, and aircraft parts sales.

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

Ramapo is one of numerous facilities in the United States licensed by the Federal Aviation Administration ("FAA") as a Repair Station entitled to maintain, overhaul and repair all helicopter models with a gross weight under 12,500 pounds. Ramapo is also one of numerous facilities in the United States licensed by the FAA as a Repair Station entitled to maintain and repair all fixed wing King-Air models manufactured by Beechcraft. Ramapo's maintenance operation is based in part on certificates from Bell Helicopter/Textron for the 206 and 222 Series helicopters and certificates from American Eurocopter Corporation for the AS350, AS355 and AS365 Series helicopters. These certificates are of indefinite duration but are subject to cancellation, suspension or revocation if, in the case of the manufacturers' certificate, Ramapo fails to provide satisfactory maintenance facilities and levels of service or, in the case of the FAA certificate, Ramapo fails to meet FAA maintenance and employment requirements. Ramapo currently meets all requirements for both the FAA and manufacturers' certificates. Management believes that the loss of any of the foregoing certificates or licenses would not have a material effect on the Company.

The Company currently services and maintains approximately 36 helicopters and 5 fixed wing aircraft for individuals and corporations in the New York and London regions. Management believes that the loss of any single maintenance customer would not have a material effect on the Company.

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

FIXED BASE OPERATIONS

The Company through Lynton Jet Centre and Lynton Properties, is engaged in the operation of aviation fixed base operation ("FBO") at the Morristown Municipal Airport, Morristown, New Jersey. Services performed at the FBO consist of the hangarage and refueling of aircraft operated primarily by corporate flight departments located in the New York/New Jersey metropolitan area, as well as refueling of transient customers stopping at the airport. The facility has 13 tenants with non-cancelable operating leases with terms remaining ranging from one to eleven years. (see Note 9 to the Consolidated Financial Statements annexed hereto for information on the lease arrangements between the Company and Hanson North America, Inc. and Millennium America Holdings, Inc.). The loss of either of the largest two tenants (with leases which expire in February 2006 and June 1999 for the largest and second largest tenant, respectively) could have a material effect on the Company.

The Company through Ramapo, operates an additional FBO business out of a hangar/office facility also located at the Morristown Municipal Airport, Morristown, New Jersey. Services performed are similar to those provided at the Jet Centre. The facility has 13 tenants of which 5 have non-cancelable operating leases with one year remaining on three-year terms. The remaining tenants rent on a month to month basis. In addition, Ramapo conducts its maintenance operation from this facility.

As a result of the Magec Acquisition completed in December 1997, the Company now operates an additional FBO at London Luton Airport located in the London, England metropolitan area.

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

The Company's FBO operation in the U.S. competes with one other FBO at Morristown Municipal Airport, Morristown, New Jersey, as well as numerous FBO's located at several airports within the New York/New Jersey metropolitan region. Competition consists primarily of obtaining tenants for the facility and attracting transient customers to use the facility primarily for refueling. Many of the Company's competitors are as large or larger than the Company and several have financial resources as great or greater than the Company. Competition in the industry is principally based upon price and the quality of accommodation and service at the facility. The Company has remained price competitive with the other FBO's in the area and has, in the opinion of management, maintained a level of accommodation and service that is as good or better than its competitors.

BACKLOG

The Company, through Aviation Limited and EHL, have entered into contracts to provide certain aviation support services to customers. Such contracts expire at various dates in fiscal 1998 and have provisions which allow for early termination on a short-term basis.

A portion of Lynton Jet Centre's, Lynton Properties' and Ramapo's operating revenue is obtained from tenants through rental payments provided for under non-cancelable operating leases. The leases typically provide for guaranteed minimum rentals and other charges to cover certain operating costs in excess of base amounts.

The following is a schedule of minimum future rentals on non-cancelable operating leases, including the lease agreement with Hanson North America, Inc. and Millennium America Holdings, Inc. as referenced in Note 9 to the Consolidated Financial Statements, as of September 30, 1997 (thousands of dollars):

1998                              $3,191
1999                               2,196
2000                               1,593
2001                               1,668
2002                               1,386
Thereafter                         3,118
Total                            $13,151

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

ENVIRONMENTAL MATTERS

The Company's operations are subject to numerous laws and regulations designed to protect the environment. The Company believes that it is in compliance, in all material respects, with applicable environmental requirements. Although future environmental obligations are not expected to have material impact on the consolidated results of operations or the consolidated financial position of the Company, there can be no assurance that future developments, including increasingly stringent environmental laws or enforcement thereof, will not cause the Company to incur material environmental liabilities or costs.

PERSONNEL

In addition to its principal officers, the Company, as of September 30, 1997, has approximately 50 employees in the United States and approximately 50 employees in the United Kingdom, consisting principally of managers, pilots, mechanics, aviation services personnel and administrative staff and which are primarily employed on a full-time basis.

POST BALANCE SHEET ACQUISITIONS

In December 1997, the Company, through Limited, acquired all of the issued and outstanding shares of Magec Aviation Limited, a company organized under the laws of England. Magec provides hangarage and refueling, charter, management, and maintenance services for corporate aircraft from its own exclusive terminal at London Luton Airport (see Note 14 to the Company's consolidated financial statements).

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

The Company leases an additional facility of approximately 36,000 square feet at the Morristown Municipal Airport, Morristown, New Jersey, with an initial term expiring on May 31, 1998, with an option to renew for an additional three years. Ramapo conducts its maintenance operation from this facility, in addition to the Company's additional FBO business.

The Company operates Aviation Limited and EHL principally out of a hangar facility of approximately 20,000 square feet located in Denham, Middlesex, which is located outside of London. The hangar is owned by the Company and is located on a site leased pursuant to a ground lease, which expires in 2012. In addition, the Company leases on a month-to-month basis office space of approximately 2,000 square feet from a company, which is wholly-owned by the Company's Chief Executive Officer.

As a result of the Magec Acquisition completed in December 1997, the Company now operates an additional FBO out of a hangar/office facility of approximately 65,000 square feet, at London Luton Airport located in the London, England metropolitan area.

Management believes that the current facilities are sufficient to operate the Company's business at its current level.

ITEM 3. LEGAL PROCEEDINGS

Dollar Air is a defendant in an action pending in the United Kingdom relating to certain actions taken by Dollar Air in connection with its acting as a broker in the sale of a certain helicopter. In such action, the plaintiff is seeking damages in the approximate amount of 170,000 Pounds Sterling (approximately $250,000). Dollar Air has denied the allegations therein and the Company has defended and intends to continue to defend this matter vigorously. While the Company cannot predict the outcome of such litigation, it does not expect, based upon advice of counsel, that damages will be awarded to the full extent of plaintiff's claim.

Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded in the over-the-counter market and is quoted in the "pink sheets" promulgated by the National Quotation Bureau, Inc. and is qualified for listing on the OTC Bulletin Board under the symbol "LYNG". Until October 20, 1995, the Company's Common Stock was listed on the Nasdaq Small-Cap Market. Trading in the Company's stock has been sporadic and relatively inactive since October 20, 1995.

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

Fiscal year ended September 30, 1996:
Oct. 1, 1995 to Oct. 20, 1995             3/16                  1/8

Fiscal year ended September 30, 1997:
Oct. 1, 1996 to Dec. 31, 1996              1/8                  1/8
Jan. 1, 1997 to March 31,1997              1/8                  1/8
April l, 1997 to June 30, 1997             1/8                  1/8
July 1, 1997 to Sept. 30, 1997             7/8                  1/8

(b) As of December 31, 1997, there were approximately 525 record holders of the Company's Common Stock.

(c) The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA
(000'S EXCEPT EARNINGS PER SHARE)

                                Fiscal year ended September 30: (1)
                             1997       1996       1995       1994       1993
Revenue                    $25,585    $22,786    $27,221    $27,361    $21,121
Net income   (loss)  before
 extraordinary item          1,046        119     (2,320)    (1,231)       119
Extraordinary item - gain
 (loss) related to early
 extinguishment of debt         47        287          -       (166)         -
Net income (loss)            1,092        406     (2,320)    (1,397)       119
PRIMARY EARNINGS PER SHARE:
Net income (loss) per
 common share before
 extraordinary item            .16        .06      (1.30)      (.72)      (.01)
Extraordinary item             .01        .15          -       (.09)         -
Net income (loss) per
 common share (2)              .17        .21      (1.30)      (.81)      (.01)
Working capital (deficit)   (1,051)    (2,159)    (2,748)    (3,790)    (2,210)
Total assets                26,223     24,373     23,912     31,725     25,178
Long term debt,
 net of current portion     13,529     12,873     17,411     18,332     15,378

(1)This table should be read in conjunction with Part I, Item 1(a) for information on historical acquisitions of the Company, and in conjunction with the Consolidated Financial Statements and related notes thereto.
(2)Adjusted for the one-for-six reverse stock split effected in June 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The table below sets forth operating results information for each of the Company's operations and on a consolidated basis for the three years ended September 30, 1997 (thousands of dollars):

                                                  Year ended September 30,
                                               1997        1996         1995
Flight operations revenues - historical
 operations                                   $9,004      $7,894       $6,619
   Gross margin                               $1,259        $931         $927
   Gross margin %                               14.0%       11.8%        14.0%

Flight operations revenues - Dollar Air (1)       $0          $0       $4,875
   Gross margin                                   $0          $0         $205
   Gross margin %                                0.0%        0.0%         4.2%

Maintenance operations revenues               $5,990      $6,238       $5,290
   Gross margin                                 $999        $924         $848
   Gross margin %                               16.7%       14.8%        16.0%

Aircraft sales operations revenues              $984        $834       $3,288
   Gross margin                                 $655        $466         $488
   Gross margin %                               66.6%       55.9%        14.8%

Fixed base operations revenues                $9,607      $7,820       $6,702
   Gross margin                               $3,443      $2,836       $2,678
   Gross margin %                               35.8%       36.3%        40.0%

Other net revenues                                $0          $0         $447


Consolidated revenues                        $25,585     $22,786      $27,221
Consolidated direct costs                     19,229      17,629       21,628
Consolidated gross margin                      6,356       5,157        5,593
Selling, general & administrative expenses     3,016       2,432        3,473
Depreciation                                     689         662          933
Amortization of goodwill & intangible assets     128         127          200
Writedown of goodwill                              -           -        1,338
Operating income (loss)                        2,523       1,936         (351)
Amortization of debt discount & issuance costs    77         139          139
Interest expense                               1,162       1,336        1,772
Equity in loss of jointly-owned company            -           -           58
Write-off of amount due from affiliate             -         191            -
Income  (loss)  before  tax provision and
 extraordinary item                            1,284         270       (2,320)
Income tax provision                             238         151            -
Income (loss) before extraordinary item        1,046         119       (2,320)
Extraordinary  item  -  Gain  (loss)  related
  to early extinguishment of debt                 46         287            -
Net income (loss)                             $1,092        $406      $(2,320)

(1) See Note 3 to the Consolidated Financial Statements.

The following discussions of results of operations for the Company include results of operations for United Kingdom ("UK") subsidiaries translated from pounds sterling ("sterling") to U.S. dollars at the average rate of exchange during the respective periods. The average value of sterling increased by approximately 6% in fiscal 1997 compared to fiscal 1996 and 2% in fiscal 1996 compared to fiscal 1995. The effect on consolidated results of operations resulting from changes in the exchange rate of sterling as compared to a constant exchange rate from period to period has been to report lower revenues and expenses for UK subsidiaries when the value of sterling decreased and to report higher revenues and expenses for UK subsidiaries when the value of sterling increased. Fluctuations in the value of sterling will continue to have an effect on the results of operations for UK subsidiaries as reported in U.S. dollars and the resulting consolidated results of operations for the Company.

1997 COMPARED TO 1996

Revenues for fiscal 1997 increased to $25,585,000 as compared to revenues in fiscal 1996 of $22,786,000, an increase of $2,799,000 or 12.3%. This increase consists primarily from increased revenues from the Company's fixed base operations of $1,787,000 and UK flight operations of $851,000 (see discussion of each operational area below).

The Company reported operating income for fiscal 1997 of $2,523,000 as compared to $1,936,000 in fiscal 1996, an increase of $587,000. This change resulted primarily from increased operating income from the Company's fixed base operations and UK flight operations.

Interest expense for fiscal 1997 decreased to $1,162,000 as compared to $1,336,000 for fiscal 1996, a decrease of $174,000 or 13.0%. This decrease primarily represents interest paid on the reduced average level of outstanding borrowings.

In fiscal 1997, the Company repurchased a portion of its 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures") in the principal amount of $100,000 for cash payments totaling $50,000. The Company realized a gain on redemption of $47,000, net of related debt issuance costs, on these repurchases. In fiscal 1996, the Company repurchased a portion of its 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures") in the principal amount of $540,000 for cash payments totaling $162,000. The Company realized a gain on redemption of $287,000, net of related debt issuance costs, on these repurchases.

The Company had net income of $ 1,092,000 for fiscal 1997 as compared to $406,000 for fiscal 1996, an increase in profit of $686,000. The primary causes for this increase were increased operating income from the Company's fixed base operations and UK flight operations and reduced interest costs on the reduced average level of outstanding borrowings offset by a reduction in gains realized by the Company on the redemption of a portion of its Debentures, net of related debt issuance costs.

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

FLIGHT OPERATIONS

Certain revenues and costs relating to aviation management services provided to HM Industries, Inc. ("HM Industries") which had been provided by the Company to HM Industries at cost, were included in prior years in revenues, direct costs and selling, general and administrative expenses. These amounts have been excluded from revenues, direct costs and selling, general and administrative expenses for fiscal 1996 and results for the fiscal year 1995 have been reclassified to reflect their exclusion (see following table).

                                            1996            1995
Revenues excluded                           $3,985,000      $6,417,000
Direct costs excluded                        3,801,000       6,067,000
Selling,  general  and  administrative         184,000         350,000
costs excluded
Net income effect                                   $0              $0

Revenues from flight operations overall increased by $1,110,000 or 14.1% for fiscal 1997 as compared to fiscal 1996. This improvement was primarily due to increased fixed-wing charter revenues in the UK, partly offset by a reduced level of helicopter charter in the UK. The performance of these operations has been and will continue to be primarily affected by demand for both helicopter and fixed-wing charter within the UK market and between the UK and international destinations. Such demand may vary significantly from period to period.

In August 1995, substantially all the business, assets and liabilities of Dollar Air was transferred to PLM Dollar Group Limited ("PDG"), in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of this transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited ("PLM"), were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. Accordingly, the operating results set forth above reflect consolidated operating results for Dollar Air, which was acquired in January 1994, through August 31, 1995. The Company's 50% share in the operating results of PDG for the year ended September 30, 1996 and the one month ended September 30, 1995 have not been consolidated but are recorded as equity in jointly-owned company. The carrying value of the unamortized goodwill arising on the acquisition of Dollar Air was written off in fiscal 1995 in the amount of $1,338,000. In fiscal 1996, the Company decided to dispose of its interest in PDG. Accordingly, the asset was reclassified as investment in jointly-owned company, held for resale, and therefore, the Company's share of the gain or loss in the jointly-owned company was no longer recognized under the equity method of accounting. The Company's equity in the loss of jointly-owned company was immaterial in fiscal 1996. In October 1997, the Company sold its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG.

MAINTENANCE OPERATIONS

Revenues from maintenance operations decreased by $248,000 or 4.0% in fiscal 1997 as compared to fiscal 1996, primarily due to a decreased volume of maintenance sales related to customer aircraft in the UK. Gross margin percentage from these operations declined in fiscal 1997 as compared to fiscal 1996 due to increased market competitiveness in the helicopter maintenance area. Revenues from maintenance operations are affected by both the number of hours flown per aircraft and changes made by either the FAA or CAA to component parts lives and inspection intervals. Additionally, revenues are dependent upon the levels of installation projects completed during the year.

AIRCRAFT SALES OPERATIONS

Revenues from aircraft sales operations increased by $150,000 in fiscal 1997 as compared to fiscal 1996. Significant fluctuations in revenues and gross margin percentages from aircraft sales operations may occur from period to period based upon the role the Company takes in such transactions in which it is involved. For aircraft sales transactions in which the Company acts as principal, the Company records the full sales price of the aircraft as revenue and the cost of the aircraft as a charge to direct costs, resulting in a relatively low gross margin percentage. In other transactions, the Company may act strictly as a broker and record as revenue only the commissions on these sales transactions, generating a relatively high gross margin percentage. Consequently, the performance of these operations can best be gauged by the gross margins achieved for each period. Gross margins generated by aircraft sales operations have a material impact on the operating results of the Company and have historically varied significantly from period to period. The level of aircraft sales transactions is, to a significant degree, reflective of overall economic conditions.

FIXED BASE OPERATIONS

Revenues from fixed base operations increased by $1,787,000 or 22.8% in fiscal 1997 as compared to fiscal 1996. This change is primarily attributable to an increase in the level of fuel sales volume and tenant occupancy at the Company's fixed base operations in Morristown, New Jersey. The performance of these operations to a significant degree is based upon the level of tenant occupancy with tenant leases ranging in term from one year to eleven years. High occupancy levels for such facilities in the New York/New Jersey metropolitan area have allowed the financial performance of these operations to consistently improve during the last several years.

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

MAINTENANCE OPERATIONS

Revenues from maintenance operations increased by $948,000 or 17.9% in fiscal 1996 as compared to fiscal 1995, primarily due to an increased volume of maintenance sales related to customer aircraft. Gross margin percentage from these operations declined in fiscal 1996 as compared to fiscal 1995 due to increased market competitiveness in the helicopter maintenance area. Revenues from maintenance operations are affected by both the number of hours flown per aircraft and changes made by either the FAA or CAA to component parts lives and inspection intervals. Additionally, revenues are dependent upon the levels of installation projects completed during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had a working capital deficit of $1,051,000 and stockholders' equity of $4,524,000. The Company had net cash provided by operating activities of $969,000 in fiscal 1997 compared to $1,761,000 in fiscal 1996. The Company had an overall decrease in cash and cash equivalents of $542,000 in fiscal 1997 compared to an increase of $1,131,000 in fiscal 1996. This decrease in cash flow from operating activities is primarily due to the effect of the increase in accounts receivable and the decrease in accounts payable and deferred revenues, offset by improvements in operating profitability.

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

In connection with the Debt Discharge Transaction, Hanson North America also released all security and liens under the Credit Agreement, including its First Leasehold Mortgage (the "Leasehold Mortgage") and Assignment of Rents on the Jet Centre facility operated by Lynton Jet Centre at the Morristown Municipal Airport, Morristown, New Jersey. In addition, Millennium America, which previously guaranteed certain obligations of Lynton Jet Centre which were also secured by the First Leasehold Mortgage, terminated and released its interests in the Leasehold Mortgage. Millennium America continues to guarantee certain obligations of Lynton Jet Centre to Massachusetts Mutual Life Insurance Company (see discussion below under this heading).

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

The Finova Loan, together with interest thereon at the interest rate of 10.7% per annum shall be repaid in 96 equal consecutive monthly payments consisting of (a) principal and interest in an amount that will fully amortize 65% of the Finova Loan plus (b) interest only, on the remaining 35% of the principal balance of the Finova Loan calculated at 10.7% per annum. The remaining unpaid principal balance ($1,400,000) of the Finova Loan shall be payable on December 1, 2004. The Finova Loan requires compliance with certain covenants, financial and otherwise, as defined in the loan agreement, including maintaining a minimum tangible net worth and a minimum earnings, before interest, taxes, depreciation and amortization, coverage ratio by both Lynton Jet Centre as borrower and Lynton Group, Inc. as guarantor. At September 30, 1997 and subsequent thereto, the Company was in default of a covenant of the Finova Loan. On January 13, 1998, Finova waived this default.

In December 1993, the Company completed an off-shore placement of $2,500,000 principal amount of 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures"). The Debentures were originally convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at a price of $3.75 per share. The Debentures may also be redeemed by the Company at any time or from time to time commencing July 1995, at the Company's option, in whole or in part at the redemption prices (expressed as percentages of the principal amount) ranging from 109% to 100%. Prior to December 31 of each of the years from 1996 to 1998, inclusive, the Company has agreed to pay to the trustee for the Debentures, as a sinking fund payment, cash in the amount of 1/3 of the aggregate principal amount of the issued Debentures, provided that Debentures converted or reacquired or redeemed by the Company may be used, at the principal amount thereof, to reduce the amount of any sinking fund payment. In fiscal 1997, the Company repurchased a portion of its Debentures due December 31, 1998 in the principal amount of $100,000 for cash payments totaling $50,000. The Company realized a gain on redemption of $47,000, net of related debt issuance costs, on these repurchases. In fiscal 1996, the Company repurchased a portion of its Debentures in the amount of $540,000 for cash payments totaling $162,000. The Company realized a gain on redemption of $287,000, net of related debt issuance costs, on these repurchases. In addition, the remaining holders of the Debentures have been given the opportunity to convert the Debentures into shares of Common Stock of the Company at a conversion price of $.33 per share. Prior to completion of the Debt Discharge Transaction and refinancing of the Jet Centre facility described above, there were Debentures in the principal amount of $1,960,000 outstanding. Two holders of the Debentures, who are affiliates of the Company, issued their consent to convert the Debentures held by them (in the principal amount of $1,065,000) into 3,227,273 shares of Common Stock (effective at September 30, 1996). The Debentures acquired in the above transactions were applied against the sinking fund obligations for December 31, 1996, 1997 and 1998. At December 31, 1997, the Company has satisfied its sinking fund
requirement  (see   Note   4   to   the  Company's  consolidated  financial
statements).

During the period from June 30, 1995 through January 22, 1996, the Company was not in compliance with the minimum net worth requirements under the Debentures. As of January 23, 1996, in connection with such requirements, a majority of the debenture holders agreed to waive any and all such net worth requirements for fiscal 1995 and 1996 and the first quarter of fiscal 1997. The Company was in compliance with this net worth requirement for the second, third and fourth quarters of fiscal 1997. No assurances can be given as to the Company's ability to meet future net worth requirements under the Debenture Agreement or that additional waivers will be received at appropriate times.

The Company expects to continue meeting all of its obligations in the coming year by focusing on its established operations. Cash flows from these operations are expected to be sufficient to meet all of its operating requirements and reduced debt service requirements.

Aircraft are financed primarily through short and medium term notes payable to banks and financing companies and are generally collateralized by such aircraft. In April 1997, the Company purchased a new helicopter for $1,870,000, for the sole purpose of selling in a joint ownership program the Company introduced in January 1997. Due to a longer time than was anticipated, by the Company, to sell the helicopter under a joint ownership program, the Company has recently decided to sell the aircraft to a single purchaser. Although no assurances can be given, the Company intends to dispose of this aircraft as soon as practicable, the proceeds of which must be used to repay the debt to G.E. Capital Corporation, who financed the purchase of the aircraft. The Company estimates that it will not sustain a loss upon such disposition.

The Company anticipates no material capital expenditures will be required in fiscal 1998. However, there can be no assurance that the Company will not incur substantial costs related to the year 2000 compliance issue, as discussed below under "Other Matters".

In June 1994, Lynton Properties issued to Connecticut Mutual Life Insurance Company ("Connecticut Mutual") a $9,000,000 mortgage note at 6.69% due January 3, 2006 (the "Mortgage Note") with scheduled monthly payments of principal and interest. The Mortgage Note is secured by a Leasehold Mortgage and Security Agreement and an Assignment of Leases and Rents on a lease between a certain tenant and Lynton Properties relating to a hangar and office facility located at the Lynton Jet Centre. Massachusetts Mutual Life Insurance Company ("MassMutual") is an assignee of Connecticut Mutual under this loan. In addition, the obligations of Lynton Properties under the Mortgage Note are guaranteed by Lynton Jet pursuant to a Guaranty Agreement dated June 22, 1994, between Lynton Jet and Connecticut Mutual (the "Jet Centre Guaranty"). Further, the obligations of Lynton Jet under the Jet Centre Guaranty, other than certain environmental and related obligations, are, and continue to be, guaranteed by Millennium America, pursuant to a Guaranty Agreement, dated June 22, 1994, between Millennium America and Connecticut Mutual (the "Millennium America Guaranty").

The Company has unused U.S. Federal net operating loss carryforwards at September 30, 1997 of approximately $1,260,000, which expire through September 30, 2010. As a result of the Jet Centre acquisition, the related issuance of a warrant to HM Holdings and the conversion of the Debentures and Preferred Stock into common stock referred to above, utilization of the net operating loss carryforwards is substantially restricted under Section 382 of the Internal Revenue Code of 1986, as amended, to a specified maximum percentage (approximately 5.8%) of the fair market value of the Company at the time of the ownership change. For purposes of this limitation, management has estimated that the value of the Company was in excess of $3,800,000 at the time of the ownership change.

Inflation has not significantly impacted the Company's operations.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements, for both interim and annual periods, ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully dilutive earnings per share and requires presentation of basic and diluted earnings per share with disclosure of the methods used to compute the per share amounts.

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

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 129 will not change the disclosure of the capital structure of the Company.

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Statement addresses the reporting and displaying of comprehensive income and its components. The adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

OTHER MATTERS

The Company is in the process of identifying operating and application software problems related to the year 2000. While the Company expects to resolve year 2000 compliance issues substantially through normal replacement and upgrades of software, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1998 Annual Meeting of Stockholders.

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

3.2     Registrant's by-laws(1)

4.1 Indenture dated as of December 21, 1993 between the Registrant and American Stock Transfer & Trust Company, as Trustee, relating to Registrant's 10% Senior Subordinated Convertible Debentures due December 31, 1998, together with form of Debenture (6)

10.1 Ground Lease for premises at Morristown Municipal Airport, Morristown, New Jersey (4)

10.2    Employment Agreement dated August 30, 1996 with Christopher Tennant (9)

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

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated by reference herein.

(b) Reports on Form 8-K.

Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

None.

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

                                   LYNTON GROUP, INC.
                                   (Registrant)


                                   By: /s/Christopher Tennant
                                   Christopher Tennant,
                                   President, Chief Executive Officer

                                   Date: 1/13/98

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

SIGNATURE                    TITLE                          DATE


/s/ Christopher Tennant      President, Chief Executive     1/13/98
Christopher Tennant          Officer, Director
                             (Principal Executive Officer)


/s/ Richard Hambro           Chairman of the Board,         1/13/98
Richard Hambro               Director


/s/ James G. Niven           Director                       1/13/98
James G. Niven


/s/ Paul R. Dupee, Jr.       Director                       1/13/98
Paul R. Dupee, Jr.


/s/ Nigel Pilkington         Director                       1/13/98
Nigel Pilkington


/s/ Paul A. Boyd             Secretary, Treasurer and       1/13/98
Paul A. Boyd                 Principal Financial Officer


/s/ Brian T. McCloskey       Corporate Controller           1/13/98
Brian T. McCloskey           (Controller)

              Lynton Group, Inc. and Subsidiaries

    Index to Consolidated Financial Statements and Schedule

                      September 30, 1997






Report of Independent Certified Public Accountants               F-l
Report of Independent Auditors                                   F-2

Consolidated Financial Statements

Consolidated Balance Sheets                                      F-3
Consolidated Statements of Operations                            F-5
Consolidated Statements of Changes in Stockholders' Equity       F-7
Consolidated Statements of Cash Flows                            F-9
Notes to Consolidated Financial Statements                      F-10

Schedules

Report of Independent Certified Public Accountants              F-32
Report of Independent Auditors                                  F-33
Schedule II - Valuation and Qualifying Accounts                 F-34


Schedules other than those listed above are omitted since they are not required, are not applicable or the information is included in the consolidated financial statements and notes thereto.

      Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Lynton Group, Inc.

We have audited the accompanying consolidated balance sheets of Lynton Group, Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynton Group, Inc. and subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP


New York, New York
January 13, 1998

                      Report of Independent Auditors


The Board of Directors and Stockholders
Lynton Group, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Lynton Group, Inc. and subsidiaries for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Lynton Group, Inc. and subsidiaries for the year ended September 30, 1995, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP


MetroPark, New Jersey
December 21, 1995, except for the tenth and the twenty-second paragraphs of Note 4, as to which the dates are January 5, 1996 and January 23, 1996, respectively

                        Lynton Group, Inc and Subsidiaries

                            Consolidated Balance Sheets


                                                          September 30
                                                      1997            1996
ASSETS (NOTES 4 AND 5)
Current assets:
Cash and cash equivalents (NOTE 1)                 $726,645        $1,268,475
Accounts receivable (net of allowance for
 doubtful accounts of $22,000 in 1997 and
 $21,000 in 1996) (NOTE 1)                        3,268,879         2,336,549
Investment in jointly-owned company held
 for resale (NOTE 3)                              1,222,620                 -
Inventories (NOTE 1)                                803,677           822,339
Prepaids, principally insurance, and
 other current assets                               214,124           396,605
Total current assets                              6,235,945         4,823,968

Property, plant and equipment (NOTE 1):
Aircraft                                          1,414,673         1,286,139
Buildings                                        14,133,096        14,068,240
Furniture and equipment                           1,352,370         1,205,295
Motor vehicles                                      379,660           344,946
Leasehold improvements                              766,136           481,799
                                                 18,045,935        17,386,419
Less accumulated depreciation and amortization    4,652,703         3,977,517
                                                 13,393,232        13,408,902

Funds held in escrow (NOTE 4)                       150,000           150,000
Aircraft held for resale (NOTE 4)                 1,870,233                 -
Investment in jointly-owned company
 held for resale (NOTE 3)                                 -         1,182,376
Long-term ground lease, less accumulated
 amortization of$416,000 in 1997 and
 $357,000 in 1996 (NOTE 1)                        1,933,861         1,992,606
Goodwill, less accumulated amortization of
 $530,000 in 1997 and $461,000 in 1996 (NOTE 1)   2,155,007         2,213,635
Other assets and deferred charges, less
 accumulated amortization of $221,000 in 1997
 and $153,000 in 1996 (NOTE 1)                      484,970           601,690
                                                $26,223,248       $24,373,177

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        Lynton Group, Inc and Subsidiaries

                            Consolidated Balance Sheets


                                                          September 30
                                                      1997            1996
Liabilities and stockholders' equity (NOTE 5)
Current liabilities:
Current portion of capital lease
 obligations (NOTE 6)                               $38,480           $34,225
Current portion of long-term debt (NOTE 4)        1,285,364           986,506
Accounts payable                                  2,717,602         3,206,504
Accrued expenses (NOTE 11)                        1,215,747           888,972
Accrued income taxes (NOTES 1, 4 AND 7)             268,159           154,000
Advances from customers                             245,102           150,051
Deferred revenue (NOTES 1 AND 9)                  1,516,848         1,563,166
Total current liabilities                         7,287,302         6,983,424

Obligations under capital leases, less
 current portion (NOTE 6)                            69,071            34,580
Deferred revenue, less current portion
 (NOTES 1 AND 9)                                    720,000           960,000
Long-term debt, less current portion
 (NOTES 1 AND 4)                                 13,459,832        12,838,491
Deferred income taxes (NOTES 1, 4 AND 7)            163,183           157,812
Commitments and contingencies
 (NOTES 1 THROUGH 9, 12, 13 AND 14)

Stockholders' equity (NOTES 2, 8 AND 9):
Common Stock, par value $.30 a share:
 authorized 10,000,000 shares; issued
 6,394,872 shares in 1997 and 1996                1,918,462         1,918,462
Additional paid-in capital                        9,779,823         9,779,823
Accumulated deficit                              (7,141,115)       (8,233,475)
Translation adjustment (NOTE 1)                     (21,962)          (54,592)
                                                  4,535,208         3,410,218
Common stock held in Treasury at cost;
 850,454 shares in 1997 and 1996                    (11,348)          (11,348)
Total stockholders' equity                        4,523,860         3,398,870
                                                $26,223,248       $24,373,177

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        Lynton Group, Inc. and Subsidiaries

                       Consolidated Statements of Operations



                                            Year ended September 30
                                     1997            1996            1995
Net revenue (NOTES 1 AND 5):
Flight operations                 $9,004,333      $7,894,484      $11,494,202
Maintenance operations             5,990,233       6,237,913        5,290,253
Aircraft sales operations            983,723         833,781        3,287,761
Fixed base operations              9,606,813       7,820,148        6,702,505
Other                                      -               -          446,751
                                  25,585,102      22,786,326       27,221,472
Expenses:
Direct costs of operations:
Flight operations                  7,745,471       6,963,692       10,361,889
Maintenance operations             4,990,984       5,313,666        4,441,887
Aircraft sales operations            329,038         367,819        2,800,526
Fixed base operations              6,163,540       4,984,026        4,023,434
                                  19,229,033      17,629,203       21,627,736
Selling, general and
 administrative                    3,016,468       2,432,063        3,473,641
Depreciation                         689,170         661,572          932,603
Amortization of ground lease
 and goodwill                        127,646         126,960          200,280
Writedown of goodwill (NOTE 1)             -               -        1,338,302
Operating income (loss)            2,522,785       1,936,528         (351,090)

Amortization of debt discount
 and issuance costs                   77,347         139,475          139,450
Interest expense                   1,161,549       1,336,137        1,772,028
Write-off of amount due from
 affiliate (NOTE 9)                        -         191,308                -
Equity in loss of jointly-owned
 company (NOTE 3)                          -               -           57,585
Income (loss) before income tax
 provision and extraordinary
 item (NOTE 5)                     1,283,889         269,608       (2,320,153)
Income tax provision
  (NOTES 1, 4 AND 7)                 238,393         151,206                -
Income (loss) before
 extraordinary item                1,045,496         118,402       (2,320,153)
Extraordinary item-gain related
 to early extinguishment of
 debt (NOTE 4)                        46,864         287,408                -
Net income (loss)                  1,092,360         405,810       (2,320,153)

Dividends on Preferred Stocks
 (NOTE 2)                                  -               -         (214,424)
Net income (loss) attributable
 to Common Stock                  $1,092,360        $405,810      $(2,534,577)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        Lynton Group, Inc. and Subsidiaries

                       Consolidated Statements of Operations



                                            Year ended September 30
                                     1997            1996            1995
Average number of common shares
 outstanding (NOTE 2)              6,394,872       1,961,760        1,957,177

Primary earnings per share (NOTE 1)
Income (loss) per common share
 before extraordinary item              $.16            $.06           $(1.30)
Extraordinary item (NOTE 4)              .01             .15                -
Net income (loss) per common share      $.17            $.21           $(1.30)

Fully diluted earnings per share (NOTE 1)
Income (loss) per common share
 before extraordinary item              $.16            $.09           $(1.30)
Extraordinary item (NOTE 4)              .01             .13                -
Net income (loss) per common share      $.17            $.22           $(1.30)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  Lynton Group, Inc. and Subsidiaries

       Consolidated Statements of Changes in Stockholders' Equity

             YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

            Series C
           Convertible      Series D
         Preferred Stock Preferred Stock     Common Stock     Treasury stock
          Shares  Amount  Shares  Amount   Shares    Amount   Shares   Amount
Balance at
 9/30/94   1,000   $10    2,000    $20  1,957,177   $587,153    2,000  $(10,500)

Net loss for year ended 9/30/95

Dividends on Preferred Stocks (NOTE 2)

Translation adjustment at 9/30/95

Balance at -----   ---    -----    ---  ---------   --------    -----  ---------
 9/30/95   1,000   $10    2,000    $20  1,957,177   $587,153    2,000  $(10,500)

Issuance of shares of Common Stock related to acquisition of Dollar Air Services
 Limited (NOTE 3)                           5,000      1,500

Net income for year ended 9/30/96

Underaccrual of prior years dividends

Issuance of shares of Common Stock in exchange for Series C Preferred Stock
 (NOTE 4) (1,000)  (10)                 2,053,876    616,163

Surrender of Series D Preferred Stock (NOTE 4)
                         (2,000)   (20)

Issuance of shares of Common Stock related to redemption of convertible
 debentures (NOTE 4)                    3,227,273    968,182

Surrender of shares of Common Stock to company (NOTE 4)
                                         (848,454)  (254,536) 848,454      (848)

Discharge of debt due HM Industries, net of related taxes and costs (NOTE 4)


Translation adjustment at 9/30/96

Balance at -----   ---    -----    ---  --------- ----------  -------  --------
 9/30/96       0    $0        0     $0  6,394,872 $1,918,462  850,454  $(11,348)

Net income for year ended 9/30/97

Translation adjustment at 9/30/97

Balance at -----   ---    -----    ---  --------- ----------  -------  ---------
 9/30/97       0    $0        0     $0  6,394,872 $1,918,462  850,454  $(11,348)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   Lynton Group, Inc. and Subsidiaries

 Consolidated Statements of Changes in Stockholders' Equity (Continued)

              YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                        Additional                                  Total
                          Paid-In     Accumulated   Translation  Stockholders'
                          Capital       Deficit      Adjustment     Equity
Balance at
 9/30/94                $8,321,055    $(6,089,708)    $(83,957)    $2,724,073

Net loss for year ended 9/30/95        (2,320,153)                 (2,320,153)

Dividends on Preferred Stocks (NOTE 2)   (214,424)                   (214,424)

Translation adjustment at 9/30/95                        3,248          3,248

Balance at              ----------    ------------    ---------      --------
 9/30/95                $8,321,055    $(8,624,285)    $(80,709)      $192,744

Issuance of shares of Common Stock related to acquisition of Dollar Air Services
 Limited (NOTE 3)            3,500                                      5,000

Net income for year ended 9/30/96         405,810                     405,810

Underaccrual of prior years dividends     (15,000)                    (15,000)

Issuance of shares of Common Stock in exchange for Series C Preferred Stock
 (NOTE 4)                 (616,153)                                         -

Surrender of Series D Preferred Stock (NOTE 4)
                                20                                          -

Issuance of shares of Common Stock related to redemption of convertible
 debentures (NOTE 4)       100,045                                  1,068,227

Surrender of shares of Common Stock to company (NOTE 4)
                           255,384                                          -

Discharge of debt due HM Industries, net of related taxes and costs (NOTE 4)
                         1,715,972                                  1,715,972

Translation adjustment at 9/30/96                       26,117         26,117

Balance at              ----------    ------------    ---------    ----------
 9/30/96                $9,779,823    $(8,233,475)    $(54,592)    $3,398,870

Net income for year ended 9/30/97       1,092,360                   1,092,360

Translation adjustment at 9/30/97                       32,630         32,630

Balance at              ----------    ------------    ---------    ----------
 9/30/97                $9,779,823    $(7,141,115)    $(21,962)    $4,523,860

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        Lynton Group, Inc. and Subsidiaries

                  Consolidated Statements of Cash Flows (NOTE 10)


                                                  Year ended September 30
                                        1997           1996            1995
Cash flows from operating activities
Net income (loss)                    $1,092,360      $405,810      $(2,320,153)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
Depreciation and amortization           894,163       928,007        1,272,333
Equity in loss of jointly-owned company       -             -           57,585
Provision for deferred taxes                  -       151,206                -
Write-off of amount due from affiliate        -       191,308                -
Gain on early extinguishment of debt    (46,864)     (287,408)               -
Writedown of goodwill                         -             -        1,338,302
Changes in certain assets and liabilities,
 excluding effect from acquisitions
 and divestitures:
Accounts receivable                    (909,177)     (405,409)          20,510
Due (to) from affiliates                (23,153)       44,775          229,530
Inventories                              18,622       182,479          346,418
Aircraft held for resale                      -             -        1,605,635
Prepaids and other current assets       182,481       116,960          (33,799)
Accounts payable and accrued expenses   (47,968)      114,342         (923,672)
Advances from customers and deferred
 revenue                               (191,087)      319,084          285,793
Net cash provided by operating
 activities                             969,377     1,761,154        1,878,482

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                   (652,160)     (273,263)        (425,357)
Disposal of fixed assets                 40,376        52,472        1,017,114
Net cash (used in) provided by
 investing activities                  (611,784)     (220,791)         591,757

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on preferred stocks                 -             -         (214,424)
Redemption of senior convertible debt   (50,000)     (162,000)               -
Proceeds of borrowings from finance
 company, net of issuance costs               -     3,850,000                -
(Repayment to) borrowings of debt
 from HM Holdings, Inc.                       -    (3,500,000)         500,000
Repayment of long-term debt            (900,034)     (610,868)      (2,607,396)
Proceeds from notes payable              84,000        34,700                -
Repayment of note payable - affiliate         -             -          (68,081)
Reduction of capital lease obligations  (47,226)      (28,592)         (86,705)
Net cash used in financing activities  (913,260)     (416,760)      (2,476,606)
Effect of exchange rate changes
 on cash flow                            13,837         7,550                -
(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                           (541,830)    1,131,153           (6,367)
Cash and cash equivalents,
 beginning of year                    1,268,475       137,322          143,689
Cash and cash equivalents,
 end of year                           $726,645    $1,268,475         $137,322

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Lynton Group, Inc. and its directly and indirectly wholly-owned subsidiaries (the "Company"), Lynton Jet Centre, Inc. ("Lynton Jet"); Lynton Aviation, Inc.; Lynton Aviation Services, Inc.; Ramapo Helicopters, Inc. ("Ramapo"); Lynton Properties, Inc. ("Lynton Properties"); Lynton Group Limited ("Limited"); Lynton Aviation
Limited; European Helicopters Limited ("EHL"); Dollar Air Services Limited ("Dollar Air") (see Note 3); Black Isle Helicopters Limited ("Black Isle"); Helicopters Dollar Interamericas SA and Dollar Air's 70% owned subsidiary, Servicios de Helicopteros SA. LynStar Aviation, Inc. ("LynStar"), wholly-owned by LynStar Holdings, Inc., which is 20% owned by the Company, has been consolidated as a wholly-owned subsidiary in the accompanying consolidated financial statements. The difference in consolidating the financial statements of LynStar, rather than accounting for the Company's investment using the equity method of accounting, is immaterial to the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

PRINCIPAL BUSINESS ACTIVITY

The Company and its subsidiaries are engaged primarily in the performance of aviation sales and services in the United States and the United Kingdom (see
Note 5). Services include the charter, management and operation of aircraft for corporate, industrial and utility applications ("flight operations"); maintenance of aircraft ("maintenance operations"); sale and brokerage of aircraft ("aircraft sales operations"); and hangarage and refueling of aircraft ("fixed base operations").

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

However, the Company sustained negative cash flow of approximately $542,000, in the year ended September 30, 1997, and its current liabilities exceeded its current assets by approximately $1,050,000 as of September 30, 1997.

The Company expects to continue meeting all of its obligations in the coming year by focusing on its established operations. Further, management believes that the cash flows from these operations will be sufficient to meet all of its operating requirements and obligations of the Company and reduce its debt service requirements.

In view of the matters discussed in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts in the accompanying consolidated balance sheets is dependent upon continuing profitable operations and the ability of the Company to generate cash flows sufficient to support its future

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

Revenues for maintenance and flight operations are recognized when services have been performed. Revenues related to aircraft sales and commissions are recognized at the time title is transferred. Rental revenues related to tenant leases are recognized pursuant to the terms of the respective leases.

INVENTORIES AND AIRCRAFT HELD FOR RESALE

Inventories (principally aircraft maintenance parts) and aircraft held for resale and are valued at the lower of cost (first-in, first-out) or market.

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

Aircraft                                          10-15 years
Buildings                                            40 years
Furniture and equipment                               5 years
Motor vehicles                                        5 years
Leasehold improvements                         Term of leases

GROUND LEASE, DEFERRED CHARGES AND GOODWILL

Ground lease and deferred charges, in connection with the acquisition of the assets of the Linpro Jet Centre in 1990 and its related refinancing (as described in Note 4), are being amortized on a straight-line basis over terms of forty and seven years, respectively. The Company operates the Jet Centre business out of the Company's hangar/office facility of approximately 132,000 square feet, owned by the Company, located at the Morristown Municipal Airport, Morristown, New Jersey, on a site leased pursuant to a ground lease with an initial term expiring on December 31, 2010 and with options to extend the term of the lease for five additional terms of five years each. The rental payments due under the lease are generally based upon increases in the consumer price index through the year 2020 and based upon fair market value thereafter. The Company operates Aviation Limited and EHL principally out of a hangar facility of approximately 20,000 square feet located in Denham, Middlesex, which is located outside of London. The hangar is owned by the Company and is located on a site leased pursuant to a ground lease, which expires in 2012.

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

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


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

FOREIGN CURRENCY TRANSLATIONS

Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the foreign currency translation adjustment component of stockholders' equity. Losses and gains realized from foreign currency transactions resulted in a losses of $4,000 and $26,000 and a gain of $152,000 in 1997, 1996 and 1995, respectively, and are included in the consolidated statements of operations.

EARNINGS PER SHARE

Net  income  (loss)  per common share is computed by dividing  the  net  income
(loss) attributable to Common Stock by the weighted average number of shares of Common Stock and other common stock equivalents outstanding during the year, unless the effect of including such common stock equivalents would be anti-dilutive.

Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding, 6,394,872, 1,961,760 and 1,957,177 in 1997, 1996 and 1995, respectively.

Fully diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of securities or contracts which are convertible to common shares, such asoptions, warrants, and convertible debt and preferred stock. The number of shares used in the computations of fully diluted earnings per share were 6,435,254 in 1997 and 2,260,427 in 1996. Fully diluted earnings per share was not presented for 1995 because it was anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and receivables approximates fair value because of their short-term nature. The fair value of long-term debt is based on current
rates   at  which  the  Company  could  borrow  funds  with  similar  remaining maturities.

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for financial statements, for both interim and annual periods, ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully dilutive earnings per share and requires presentation of basic and diluted earnings per share with disclosure of the methods used to compute the per share amounts.

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

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 129 will not change the disclosure of the capital structure of the Company.

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Statement addresses the reporting and displaying of comprehensive income and its components. The adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

USING ESTIMATES IN FINANCIAL STATEMENTS

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


and revenues and expenses during the reporting period. Among the significant estimates made by management included in these Consolidated Financial Statements are the useful lives of long-lived assets, the fair value of financial instruments, the fair value of the Company's Common Stock, the realizable value of the investment in PDG, inventories and the aircraft held for resale, the estimated fair value of the aircraft at the end of the lease-which is guaranteed by the Company, the undiscounted expected future operating cash flows used in the review for testing the impairment of long-lived assets, and the adequacy of the insurance coverage. Actual results may differ significantly from those estimates.

RECLASSIFICATIONS

Certain revenues and costs relating to aviation management services provided to HM Industries, Inc. ("HM Industries") which had been provided by the Company to HM Industries at cost, were included in prior years in revenues, direct costs and selling, general and administrative expenses. These amounts have been excluded from revenues, direct costs and selling, general and administrative expenses for fiscal 1996 and results for the fiscal year 1995 have been reclassified to reflect their exclusion.

                                                    1996                1995
Revenues excluded                                $3,985,000         $6,417,000
Direct costs excluded                             3,801,000          6,067,000
Selling,   general  and  administrative
 costs excluded                                     184,000            350,000
Net income effect                                        $0                 $0

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly liquid securities having an original maturity date of three months or less. All cash balances in the U.S. were covered by FDIC insurance at September 30, 1997. Cash, at September 30, 1997, includes approximately $472,000 on deposit in the United Kingdom, which are not covered by depository insurance.


2.  STOCKHOLDERS' EQUITY

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

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


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

RECAPITALIZATION AGREEMENT

Pursuant to a Recapitalization Agreement, dated as of December 22, 1992, among the Company, Lynton Jet, HM Holdings, a director of the Company, and two additional investors, (i) the Company sold in aggregate to the director and two additional investors 1,000 shares of Series C Convertible Preferred Stock of the Company for $1,000,000 in cash, (ii) HM Holdings (a) purchased 2,000 shares of Series D Preferred Stock of the Company for $2,000,000 in cash which was applied to reduce the Company's indebtedness to HM Holdings, (b) exercised a portion of its Original Warrant for 848,454 shares of Common Stock of the Company for an exercise price of $851,577 in cash which was applied to reduce the Company's indebtedness to HM Holdings, and (c) was issued a New Warrant to purchase up to an additional 99,634 shares of Common Stock of the Company for $.30 per share at any time. The number of shares of Common Stock for which the New Warrant and the price at which such shares were to be purchased was subject to adjustment upon the occurrence of certain events.

Effective September 30, 1996, Hanson North America (as successor to HM Holdings) surrendered to the Company 2,000 shares of Series D Preferred Stock of the Company as part of the discharge settlement (the "Debt Discharge Agreement", see Note 4). The Company paid dividends on the Series D Preferred Stock of approximately $154,000 in fiscal 1995. No dividends were paid in fiscal 1997 or fiscal 1996.

The four holders of all of the outstanding shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") have been offered by the Company and have agreed (effective September 30, 1996) to convert all of the Series C Preferred Stock into an aggregate of 2,053,876 shares of Common Stock. Two of such holders are James G. Niven, a director of the Company, and J. O. Hambro Nominees Limited, which may be deemed to be controlled by Richard Hambro, a director of the Company. This transaction has been accounted for as an exchange of equity instruments with no gain or loss recognized. The Company paid dividends on its Series C Convertible Preferred Stock aggregating $60,000 in fiscal 1995. No dividends were paid in fiscal 1997 or fiscal 1996.

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


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

TRANSFER OF DOLLAR AIR SERVICES LIMITED

In August 1995, pursuant to a Business Transfer Agreement with PDG, a company organized under the laws of Scotland, substantially all the business, assets and liabilities of Dollar Air and Black Isle were transferred to PDG in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of the transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited, a company organized under the laws of Scotland ("PLM") were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. PDG operates a fleet of 15 helicopters from bases primarily in Scotland and England, and provides helicopter support services for industrial and utility applications in the United Kingdom. Accordingly, the Company's net investment in PDG at September 30, 1995 was shown as investment in jointly-owned company in the consolidated balance sheet and the Company's proportionate share of the results of operations of PDG, since the transfer date, were reflected in the accompanying consolidated statement of operations under the equity method of accounting.

During fiscal 1996, the asset was reclassified as investment in jointly-owned company held for resale, and therefore, the Company's share of the gain or loss in the jointly-owned company will no longer be recognized under the equity method of accounting. The Company's equity in the loss of jointly-owned company was immaterial in fiscal 1996.

In October 1997, the Company sold its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG for approximately $1,307,000. Under the purchase agreement, the aggregate purchase price is payable in two payments. The first payment of approximately $323,000 was made in November 1997, with the final payment, without interest, due on July 31, 1998.

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


4.  LONG TERM DEBT

Long-term debt at September 30, 1997 and 1996 consists of the following:

                                                          1997          1996

Mortgage due to bank with interest at Sterling
 LIBOR rate (7.19% at September 30, 1997) plus 2.0%,
 due in monthly installments through April, 2001.       $210,866      $340,989
Mortgage Note payable to Massachusetts Mutual Life
 Insurance Company with an interest rate of 6.69% due
 in monthly installments through Janaury 3, 2006.      7,485,990     8,010,980
Mortgage Note payable to Finova Capital Corp. with an
 interest rate of 10.7% due in monthly installments
 through December 1, 2004, with a final installment
 payment of $1,400,000 due December 1, 2004.           3,820,525     4,000,000
Senior Subordinated Convertible Debentures with
 interest at 10%, payable in the amount of 1/3 of the
 aggregate principal amount prior to December 31 of
 each of the years from 1996 to 1998.                    795,000       895,000
Note payable to finance company with interest at
 Sterling LIBOR rate (7.19% at September 30, 1997)
 plus 3.5% payable in monthly installments through
 August, 2000.                                           536,597       546,035
Aircraft financing note payable to G.E. Capital
 Corporation with an interest rate of 10.0% with
 principal due every six months and interest due
 every four months through January 20, 1999, with a
 final installment payment of $1,589,698 due
 January 20, 1999.                                     1,870,233             -
Notes payable due to finance company with an
 interest rate of 10.5%, due in monthly installments
 through February, 2000.                                  25,985        31,993
                                                     $14,745,196   $13,824,997
Less:
Amount due within one year                            (1,285,364)     (986,506)
                                                     $13,459,832   $12,838,491

Maturities of long-term debt for the fiscal years ending September 30 are as follows:

1998                                                      $1,285,364
1999                                                       2,058,209
2000                                                       2,789,451
2001                                                       1,241,159
2002                                                       1,339,916
Thereafter                                                 6,031,097
                                                         $14,745,196

Note payable due to financing company of $537,000 is collateralized by aircraft with an aggregate book value of approximately $788,000. The mortgage of $211,000 is collateralized by buildings with a net book value of approximately $664,000. The UK debt is further collaterized by a floating charge over its assets as part of its UK banking arrangements. The aircraft financing note is

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


collateralized by an aircraft with a book value of $1,870,000, the proceeds, from the sale of which, must be used to repay the debt to G.E. Capital Corporation.

At September 30, 1997 and 1996, the weighted average interest rates on short-term borrowings was 9.7% and 9.2%, respectively.

HM HOLDINGS DEBT

Simultaneous with the acquisition of the Jet Centre in 1990 the Company entered into a Credit Agreement, dated August 14, 1990 ("the Credit Agreement"), with HM Holdings in order to provide the Company and Lynton Jet with funds to be used in part to finance the Jet Centre Acquisition and to finance a portion of the ongoing working capital needs of the Company and the Jet Centre. The Credit Agreement financing consisted of term loans in the amount of $2,000,000 and $10,800,000 to the Company and Lynton Jet, respectively, and a revolving credit facility to Lynton Jet which provided for up to $4,200,000 in borrowings (together, the "Loans").

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

On November 8, 1996, a Debt Discharge Agreement (the "Debt Discharge Agreement") was signed by and among Hanson North America, Inc. ("Hanson North America"), Millennium America Inc. (formerly named Hanson America Inc.) ("Millennium America"), and the Company, Lynton Jet and Lynton Properties, (a wholly-owned subsidiary of Lynton Jet). Prior thereto, Hanson North America had succeeded to HM Holdings as lender under the Credit Agreement and had acquired certain assets of HM Holdings, including the equity securities described below. Pursuant to the Debt Discharge Agreement and on November 13, 1996, Hanson North America was paid the sum of $3,500,000, and in consideration thereof (plus other consideration described below and in Note 9), (i) cancelled the Loans and discharged all obligations under the Credit Agreement except for certain indemnification obligations stated therein to survive termination of the Loans,
(ii)  surrendered to the Company 848,454 shares of Common Stock of the Company,
(iii) surrendered Warrants to purchase an aggregate of 247,513 shares of Common Stock of the Company, and (iv) surrendered 2,000 shares of Series D Preferred Stock of the Company (the "Debt Discharge Transaction"). The foregoing shares and Warrants represented Hanson North America's entire equity interest in the Company. As provided in the Debt Discharge Agreement, the foregoing transactions were deemed to have occurred at September 30, 1996, and the net amount of debt discharged ($6,605,923), less consideration given, was recorded as a credit to Additional Paid-In Capital.

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


In connection with the Debt Discharge Transaction, Hanson North America also released all security and liens under the Credit Agreement, including its First Leasehold Mortgage (the "Leasehold Mortgage") and Assignment of Rents on the Jet Centre facility operated by Lynton Jet at the Morristown Municipal Airport, Morristown, New Jersey. In addition, Millennium America, which previously guaranteed certain obligations of Lynton Jet to MassMutual, which were also secured by the First Leasehold Mortgage, terminated and released its interests in the Leasehold Mortgage. Millennium America continues to guarantee certain of such obligations of Lynton Jet to MassMutual.

Interest expense related to the borrowings from HM Holdings was approximately $455,000 and $607,000 for the years ended September 30, 1996 and 1995, respectively.

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

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


At September 30, 1997 and subsequent thereto, the Company was in default of a covenant of the Finova Loan. On January 13, 1998, Finova waived this default.

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

In addition, the obligations of Lynton Properties under the Mortgage Note are guaranteed by Lynton Jet pursuant to a Guaranty Agreement dated June 22, 1994, between Lynton Jet and Connecticut Mutual (the "Jet Centre Guaranty"). Further, the obligations of Lynton Jet under the Jet Centre Guaranty, other than certain environmental and related obligations, are, and continue to be, guaranteed by Millennium America, pursuant to a Guaranty Agreement, dated June 22, 1994, between Millennium America and Connecticut Mutual (the "Millennium America Guaranty"). Further, Millennium America received a one-time fee of $100,000, in 1994, in connection with the issuance of the Millennium America Guaranty. MassMutual is the assignee of Connecticut Mutual.

At September 30, 1997, 1996 and 1995, the Company had $150,000 in interest-bearing funds, accruing to the Company, held in escrow, as additional security to the Mortgage Note.

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

FROM                 THROUGH                PERCENTAGE
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

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


BY THE COMPANY MAY BE USED, AT THE PRINCIPAL AMOUNT THEREOF, TO REDUCE THE AMOUNT OF ANY SINKING FUND PAYMENT. AT DECEMBER 31, 1997, THE COMPANY HAS SATISFIED ITS SINKING FUND REQUIREMENT.

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

In fiscal 1996, the Company repurchased a portion of its Debentures in the principal amount of $540,000 for cash payments totaling $162,000. The Company realized a gain on redemption of $287,000, net of related debt issuance costs, on these repurchases. In addition, the remaining holders of the Debentures have been given the opportunity to convert the Debentures into shares of Common Stock of the Company at a conversion price of $.33 per share. Prior to completion of the Debt Discharge Transaction and refinancing of the Jet Centre facility described above, there were Debentures in the principal amount of $1,960,000 outstanding. Two holders of the Debentures, who are affiliates of the Company, issued their consent to convert the Debentures held by them (in the principal amount of $1,065,000) into 3,227,273 shares of Common Stock (effective retroactively to September 30, 1996). A charge has been recorded to reflect the value of additional consideration provided by the Company as an inducement to the above conversion, however, such amount was immaterial. In fiscal 1997, the Company repurchased a portion of its Debentures in the principal amount of $100,000 for cash payments totaling $50,000. The Company realized a gain on redemption of $47,000, net of related debt issuance costs, on these repurchases. The Debentures acquired in the above transactions have been applied against the sinking fund obligations for December 31, 1996 and 1997.


5.  FOREIGN OPERATIONS

Following is a summary of the consolidated financial position at September 30, 1997 and 1996 and consolidated results of operations for each of the three years ended September 30, 1997, 1996 and 1995 of the Company's wholly-owned foreign subsidiary, Limited, located in the United Kingdom, and its subsidiaries.

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995



                                              1997                1996
Summary of financial position:
Current assets                                $4,527,148           $2,855,814
Property, plant and equipment, net             1,870,217            1,792,667
Goodwill, investment in jointly-owned
 company held for resale and other assets        250,383            1,431,855
Total assets                                  $6,647,748           $6,080,336

Current liabilities                           $4,151,903           $4,115,839
Long-term liabilities                            729,423              828,988
Equity                                         1,766,422            1,135,509
Total liabilities and equity                  $6,647,748           $6,080,336

Revenues from foreign subsidiaries represented 51%, 55% and 67% of consolidated net revenues in 1997, 1996 and 1995, respectively, and were derived from geographic regions as specified below:

                                                  Years ended September 30
                               1997                1996                1995
Net revenues:
United States              $12,568,159         $10,192,128          $8,854,266
United Kingdom and other
 European countries         13,016,943          12,594,198          17,864,880
South America                        -                   -             502,326
                           $25,585,102         $22,786,326         $27,221,472

Income (Loss) before income
 tax provision and extraordinary item:
Domestic                      $527,535           $(273,537)          $(156,122)
Foreign                        756,354             543,145          (2,164,031)
                            $1,283,889            $269,608         $(2,320,153)

There were no dividends from foreign subsidiaries during 1997, 1996 or 1995.


6.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

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

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


The Company leases an additional facility of approximately 36,000 square feet at the Morristown Municipal Airport, Morristown, New Jersey, with an initial term expiring on May 31, 1998, with an option to renew for an additional three years. Ramapo conducts its maintenance operation from this facility, in addition to the Company's additional FBO business.

In addition to the above facility leases, the Company leases automobiles, various office equipment and the helicopter currently being flown for the U.S. flight operations.

Minimum future obligations under operating leases in effect at September 30, 1997 are as follows:

Year Ending September 30:
1998                                              $   373,331
1999                                                  174,517
2000                                                  167,925
2001                                                  161,090
2002                                                  159,865
Thereafter                                          1,278,920
Total minimum lease payments                       $2,315,648

Rental expense for the years ended September 30, 1997, 1996 and 1995 was approximately $510,000, $486,000 and $456,000, respectively.

CAPITAL LEASES

Subsidiaries of the Company in the United Kingdom lease automobiles, which have been accounted for as capital leases. Following is a summary of property held under capital leases:

                                                   1997                  1996
Motor vehicles                                   $185,489             $138,665
Less: Accumulated depreciation                    (25,897)             (35,051)
Total assets                                     $159,592             $105,610

Aggregate future minimum lease payments under capital leases at September 30, 1997, by fiscal year, are as follows:

1998                                                 $38,480
1999                                                  40,043
2000                                                  29,028
Total minimum lease payments                         107,551
Less interest portion                                (19,605)
Present value of net minimum lease payments          $87,946

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


AIRCRAFT LEASE GUARANTEE

In fiscal 1994, the Company acted as broker in an aircraft leasing transaction between an aircraft leasing company and a customer of the Company. Under the terms of the transaction, the Company has guaranteed to the leasing company that the Company will fund any shortfall if the aircraft is sold below a specified sales price at the termination of the lease. Management believes that the fair market value of the aircraft at the termination of the lease will exceed the specified sales price, and thus no provision for such guarantee has been made in the accompanying consolidated financial statements.

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

ENVIRONMENTAL MATTERS

The Company's operations are subject to numerous laws and regulations designed to protect the environment. The Company believes that it is in compliance, in all material respects, with applicable environmental requirements. Although future environmental obligations are not expected to have material impact on the consolidated results of operations or the consolidated financial position of the Company, there can be no assurance that future developments, including increasingly stringent environmental laws or enforcement thereof, will not cause the Company to incur material environmental liabilities or costs.

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

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


LITIGATION

Dollar Air is a defendant in an action pending in the United Kingdom relating to certain actions taken by Dollar Air in connection with its acting as a broker in the sale of a certain helicopter. In such action, the plaintiff is seeking damages in the approximate amount of 170,000 Pounds Sterling (approximately $250,000). Dollar Air has denied the allegations therein and the Company has defended and intends to continue to defend this matter vigorously. While the Company cannot predict the outcome of such litigation, it does not expect, based upon advice of counsel, that damages will be awarded to the full extent of plaintiff's claim.


7.  INCOME TAXES

The Company and its wholly-owned United States subsidiaries file Federal income tax returns on a consolidated basis. Limited and its subsidiaries file separate tax returns in the United Kingdom.

Deferred income taxes recorded in the consolidated balance sheet at September 30, 1997 and 1996 include deferred tax assets, primarily related to net operating loss carryforwards, which have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amount of the deferred tax assets, as the Company is not assured at September 30, 1997 and 1996, that it is more likely than not that these benefits will be realized. Deferred tax liabilities resulted primarily from different book and tax basis of fixed assets in the United Kingdom.

The Company's effective tax rate differs from the U.S. statutory rate (34%) due to the following:

                                                YEAR ENDED SEPTEMBER 30
                                            1997         1996          1995
Expected provision (benefit) at 34%       $452,456      $91,667      $(788,852)
Foreign income taxes                             -      151,206              -
Benefit of operating losses (utilized)
 or not utilized:
 Domestic                                 (102,339)     (91,667)        53,082
 Foreign                                   (99,089)           -        735,770
Other                                      (12,635)           -              -
Total tax provision                       $238,393     $151,206             $0

The Company has unused U.S. Federal net operating loss carryforwards at September 30, 1997 of approximately $1,260,000 which expire through September 30, 2010. As a result of the Jet Centre acquisition and the related issuance of the Original Warrant to HM Holdings (see Note 2), and the conversion of the Debentures into Common Stock (see Note 2), the utilization of the Company's net operating loss carryforwards is substantially restricted under Section 382 of the Internal Revenue Code of 1986, as amended, to a specified maximum percentage (approximately 5.8%) of the fair market value of the Company at the time of the ownership change. For purposes of this limitation, management has estimated that the value of the Company was in excess of $3,800,000 at the time of the ownership change.

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


8.  EMPLOYMENT AGREEMENT/STOCK OPTIONS

The Company has an employment agreement with its Chief Executive Officer extending through March 31, 1998 providing for a base salary of $180,000 annually, which includes rent paid to a company which is wholly-owned by the Company's Chief Executive Officer for office space in London rented by the Company (see Note 9). The term of this agreement may be extended for an additional three years under certain conditions relating to a merger or change of control of the Company.

In August 1993, the Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan") for employees, officers, consultants or directors of the Company or its subsidiaries to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1993 Plan may either be "incentive stock options" as defined in Section 422 of the Code, or non-statutory stock options (options which fail to qualify as incentive stock options). Any incentive stock options granted under the 1993 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant and have a term of between five and ten years. The vesting periods for the options vary under the 1993 Plan with a minimum vesting period of six months. As of September 30, 1997, options to acquire 23,335 shares of Common Stock have been granted under the 1993 Plan and 226,665 options were available for future grant.

In addition to options granted under the Plan, in August 1997, the Company granted non-statutory stock options to certain officers and key employees for a total of 704,000 shares, all of which are immediately exercisable at a price of $0.50 per share.

The Company's stock option plan has been accounted for under APB Opinion 25, and related Interpretations. No compensation cost has been recognized applicable to the plan. Had compensation cost for the plan been determined, based on fair value of the options at the grant dates consistent with the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been the pro forma amounts indicated below.

                                                            September 30
                                                        1997             1996
Net income                         As Reported       $1,092,360       $405,810
                                     Pro forma       $1,092,360       $405,780

Primary earnings per share         As Reported            $0.17          $0.21
                                     Pro forma            $0.17          $0.21

Fully diluted earnings per share   As Reported            $0.17          $0.22
                                     Pro forma            $0.17          $0.22

The fair value of each option is estimated on the date of grant, using the Black-Scholes options-pricing model, with the following weighted-average assumptions used for grants in 1997 and 1996: expected volatility of 40%; risk-free interest rates of 6.0%; and expected lives of 2 1/2 years.

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


Information with respect to the 1993 Plan and other options granted, under similar provisions, to certain directors, officers and key employees of the Company is summarized as follows:

                                 1997              1996             1995
                                    WEIGHTED          Weighted         Weighted
                                     AVERAGE           Average          Average
                                    EXERCISE          Exercise         Exercise
                             SHARES   PRICE    Shares   Price   Shares   Price
Outstanding at beginning
 of year                     63,340   $1.54    94,176   $2.34   75,842   $2.83
Granted                     704,000    0.50     5,001    0.25   26,668    1.04
Cancelled                   (33,337)   1.78   (35,837)   3.45   (8,334)   2.74
Exercised                         -    0.00         -    0.00        -    0.00
Outstanding at end of year  734,003   $0.53    63,340   $1.54   94,176   $2.34
Exercisable at end of year  734,003   $0.53    43,340   $1.74   74,176   $2.66
Weighted average fair value
 options granted during
 the year                             $0.00             $0.01              N/A

The following information applies to options outstanding at September 30, 1997:

Range of exercise prices                3,334 shares                 $0.25
                                      704,000 shares                 $0.50
                                        3,334 shares                 $0.80
                                       23,335 shares                 $1.50
Weighted average exercise price                                      $0.53
Weighted average remaining contractual life                     4.73 years

The initial application of SFAS No. 123, for the pro forma disclosures of the fair value based method, may not be representative of those future effects of applying this statement.


9.  RELATED PARTY TRANSACTIONS

HANSON TRANSACTIONS

Under the Management Agreement with HM Industries, Inc. ("HM Industries'), an affiliate of HM Holdings, the Company was obligated to provide complete aviation management services, including flight scheduling, aircraft utilization management, provision of pilots, repair and maintenance, fueling, catering and bookkeeping and accounting through June, 1995. From June 30, 1995, until September 30, 1996 under this agreement, the Company was obligated to provide fueling, catering and bookkeeping and accounting services. HM Industries reimbursed the Company for actual costs of performing these services, less $125,000 per annum through June 30, 1994. Subsequent to June 30, 1994, in accordance with the amendment to the lease dated July 1, 1994, there was no

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


deduction in the reimbursement amount. HM Industries' reimbursements to the Company for the years ended September 30, 1996 and 1995 were $3,985,000 and $6,417,000 respectively. These reimbursements have been excluded from revenues, direct costs and selling, general and administrative expenses in the accompanying consolidated financial statements. At September 30, 1995, reimbursements receivable from HM Industries was $141,000. No amount was due from HM Industries at September 30, 1996.

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

In conjunction with the Second Amendment, Lynton Jet, Hanson North America and Millennium Holdings entered into a Jet Fuel Agreement, on November 8, 1996, whereby Lynton Jet agreed to sell jet fuel to Hanson North America and Millennium Holdings at the Jet Centre facility at a predetermined price, based on Lynton Jet's actual cost of such fuel, for so long as aircraft of Hanson North America and Millennium Holdings are based at the Jet Centre facility.

OTHER RELATED PARTY TRANSACTIONS

The Company rents office space in London from a company which is wholly-owned by the Company's Chief Executive Officer. For the years ended September 30, 1997, 1996 and 1995, rental expense for this space was $51,000, $46,000 and $48,000, respectively. At September 30, 1995 the Company had non-interest bearing receivables from an entity controlled by the Chief Executive Officer of the Company in the amount of $191,308. This amount was written off in fiscal 1996, pursuant to a Board of Director's resolution dated September 10, 1996.

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


The Company paid $25,000 and $27,000 in 1996 and 1995, respectively, to a company owned by one of the Company's directors for management and advisory services rendered. No such payments were made in fiscal 1997.

The Company has recognized an expense of $48,000, $12,000 per non-employee director, in 1997 for the payment of directors fees. At September 30, 1997, services provided by the Company to these directors totaling approximately $33,000, were applied to this accrual. However, no cash payments have been made for any of the remaining amounts due.


10.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Non-cash investing and financing activities for the years ended September 30 are as follows:

1997
Reclassification of investment in jointly-owned
 company held for resale from long term assets to
 current assets (see Note 3)                                    $1,222,620

Purchase of helicopter, fully financed by G.E.
 Capital Corporation                                            $1,870,233

1996
Conversion of senior subordinated convertible
 debentures for common stock                                    $1,065,000

Cancellation of debt to HM Holdings, Inc.                       $6,605,923
Payment to HM Holdings, Inc. for cancellation of debt           (3,500,000)
Deferred revenue for future rental obligation                   (1,200,000)
Unamortized debt discount                                          (35,951)
Tax impact of transaction                                          154,000
Net credit to Additional Paid-In Capital from
 discharge of debt                                              $1,715,972

1995
Transfer of assets to jointly-owned company                     $3,533,893
Liabilities assumed by jointly-owned company                    (2,275,060)
Investment in jointly-owned company                             $1,258,833

Cash paid for interest and income taxes during the fiscal years were as follows:

                                   1997              1996              1995
Interest                        $1,085,016        $1,509,512        $1,768,959
Income taxes                       $23,643                 -                 -

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


11.  ACCRUED EXPENSES

As of September 30, 1997 and 1996, accrued expenses are summarized as follows:

                                                 1997                 1996
Accrued purchases                              $182,863              $120,877
Aircraft maintenance reserves                   327,465               231,448
Payroll and payroll taxes                       182,047               200,718
Interest                                         86,222                 9,689
Sales, excise and V.A.T. taxes                   99,714                59,110
Professional fees                               116,719                92,971
Aircraft management and charter costs            45,959                38,849
Site cleanup cost                                40,000                40,000
Other                                           134,758                95,310
                                             $1,215,747              $888,972


12.  EMPLOYEE BENEFIT PLANS

The Company has a voluntary savings plan covering substantially all of its domestic employees. The plan qualifies under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute up to 15% of their salaries to an investment trust. Effective October 1, 1990, the Company contributes an amount equal to 100% of the first 4% of employee contributions. Contributions related to this plan were $44,000, $47,000, and $68,000 for fiscal 1997, 1996 and 1995, respectively.

The Company also has a voluntary savings plan covering eligible employees of its subsidiaries in the United Kingdom. Eligible employees may elect to contribute up to 17.5% of their salaries to an investment trust. The Company contributes an amount equal to 100% of the first 4% of employee contributions. Contributions related to this plan were approximately $51,000, $47,000, and $68,000 for fiscal 1997, 1996, and 1995, respectively.


13. RENTAL INCOME

The Company's FBO facility, through Lynton Jet Centre and Lynton Properties, at the Morristown Municipal Airport, Morristown, New Jersey, has 13 tenants with non-cancelable operating leases with terms remaining ranging from one to eleven years. The loss of either of the largest two tenants (with leases which expire in February 2006 and June 1999 for the largest and second largest tenant, respectively) could have a material effect on the Company.

                    Lynton Group, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

                     September 30, 1997, 1996 and 1995


The Company's additional FBO facility, through Ramapo, also located at the Morristown Municipal Airport, Morristown, New Jersey, has 13 tenants of which 5 have non-cancelable operating leases with one year remaining on three-year terms. The remaining tenants rent on a month to month basis.

The following is a schedule, by fiscal year, of minimum future rental income under noncancellable tenant operating leases as of September 30, 1997:

1998                                                      $3,191,083
1999                                                       2,195,867
2000                                                       1,593,237
2001                                                       1,667,778
2002                                                       1,385,610
Thereafter                                                 3,117,623
Total minimum future rentals                             $13,151,198

The above schedule includes deferred annual revenues from Hanson North America and Millennium Holdings, through 2001, pursuant to the lease agreement discussed in Note 9.


14. SUBSEQUENT EVENT (UNAUDITED)

On December 23, 1997, the Company acquired, through Limited, (the "Magec Acquisition") all of the issued and outstanding shares of Magec Aviation Limited, a company organized under the laws of England ("Magec") in a business combination which will be accounted for as a purchase. The purchase price (including transaction costs) of approximately $28,000,000 exceeded the estimated fair value of the assets of Magec by $4,000,000, which will be amortized over its expected useful life at a rate to be determined.

The purchase price allocation is based on preliminary estimates of the fair value of the assets acquired and is subject to adjustment as additional information becomes available in fiscal 1998. The results of operations of Magec will be included with the results of the Company from January 1, 1998. Assuming the acquisition has occurred on October 1, 1995, the Company's pro forma (unaudited) net revenue, net income, primary and fully diluted earnings per share for the years ended September 30, are estimated to have been as follows:

                                            1997               1996
                                             (Pro forma-unaudited)
Net revenue                             $47,500,000         $41,500,000
Net income                               $1,393,000            $386,000
Primary earnings per share                    $0.11               $0.05
Fully diluted earnings per share              $0.11               $0.05

The aforementioned pro forma (unaudited) financial information should be read in conjunction with the related historical consolidated financial statements of the Company and its subsidiaries, included on pages F-3 to F-31. Further, the aforementioned pro forma (unaudited) financial information is not necessarily indicative of the results that would have been attained had the transaction occurred at October 1, 1995.

     Report of Independent Certified Public Accountants on Schedule


Lynton Group, Inc.

In connection with our audits of the consolidated financial statements of Lynton Group, Inc. and subsidiaries as of September 30, 1997 and 1996, we have also audited the consolidated Schedule II-Valuation and Qualifying Accounts included in this Annual Report (Form l0-K).

In our opinion, the consolidated schedule referred to above presents fairly, in all material respects, the information required to be stated therein.

/s/ Grant Thornton LLP


New York, New York
January 13, 1998

                     Report of Independent Auditors


The Board of Directors and Stockholders
Lynton Group, Inc.

In connection with our audit of the consolidated financial statements of Lynton Group, Inc. and subsidiaries for the year ended September 30, 1995, we have also audited the consolidated schedule included in this Annual Report (Form l0-
K).

In our opinion, the consolidated schedule referred to above presents fairly, in all material respects, the information required to be stated therein.

/s/ Ernst & Young LLP


MetroPark, New Jersey
December 21, 1995

                  Lynton Group, Inc. and Subsidiaries

             Schedule II-Valuation and Qualifying Accounts

                                Balance at                           Balance at
                               Beginning of                            End of
                                  Period    Additions   Deductions     Period
Year ended September 30, 1997:
Allowance for doubtful accounts   $21,465     $731 (1)        -        $22,196

Year ended September 30, 1996:
Allowance for doubtful accounts   $21,808        -        $(343) (1)   $21,465

Year ended September 30, 1995:
Allowance for doubtful accounts  $291,103  $15,916    $(285,211) (2)   $21,808


(1)Represents effect of exchange rate differences.
(2)Represents the write-off of doubtful receivables of $285,211.

In addition, during fiscal 1996, the Company wrote off approximately $191,000 due from an entity controlled by the President and Chief Executive Officer of the Company.