Form 10-K/A
period 1997-09-30
LYNTON GROUP INC
filed 1998-01-28
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-K/A
                         (AMENDMENT NO. 1)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 1997

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                   Commission file number 0-6867

                     LYNTON GROUP, INC.
   (Exact name of Registrant as specified in its charter)

Delaware                                               13-2688055
(State or other jurisdiction                      I.R.S. Employer
of incorporation or                                Identification
organization)                                             Number)

9 Airport Road
Morristown Municipal Airport
Morristown, New Jersey                                      07960
(Address of principal                                  (Zip Code)
executive offices)

Registrant's telephone number, including area code: (973)292-9000

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.   [  ]

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

          DOCUMENTS INCORPORATED BY REFERENCE: NONE

                         EXPLANATORY NOTE

     Lynton Group, Inc. is filing this Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 solely for the purpose of filing the Part III information.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

                            Present
                            Position                 Has Served as
Name                  Age   and Offices              Director Since

Christopher Tennant   47    President, Chief         1985
                            Executive Officer
                            and Director

Paul R. Dupee, Jr.    54    Chairman of the Board    1996
                            and Director

David Harland         47    Vice President of        1998
                            Business Development,
                            Deputy Chief Executive
                            Officer and Director

Richard Hambro        52    Director                 1989

James G. Niven        52    Director                 1989

Nigel D. Pilkington   46    Director                 1996

Ian J. Borrowdale     58    Vice President             --
                            of International
                            Operations and
                            Chief Operating
                            Officer

Paul A. Boyd          35    Principal Financial        --
                            Officer, Secretary
                            and Treasurer


     CHRISTOPHER TENNANT has been a Director of the Company since November 1985 and became President and Chief Executive Officer in May 1989 upon the Company's acquisition of Lynton Group Limited. From 1985 to 1988, Mr. Tennant also was the Company's Treasurer and Chief Financial Officer. For more than the last five years, Mr. Tennant has served as Managing Director of Lynton Group Limited, the Company's wholly-owned subsidiary.

     PAUL R. DUPEE, JR. has been a Director of the Company since April 1996 and was appointed Chairman of the Board in January 1998. From September 1983 to November 1996, Mr. Dupee was Vice-Chairman of the Board of Directors and a Director of Celtics, Inc., the corporate general partner of Boston Celtics Limited Partnership which owns and operates the Boston Celtics professional basketball team of the National Basketball Association. Since 1986, Mr. Dupee has been a private investor.

     DAVID HARLAND has been a Director of the Company since January 1998. In addition, he has been Vice President of Business Development and Deputy Chief Executive Officer since January 1998. From 1991 through 1997, Mr. Harland was with Fairway Group PLC ("Fairway Group"), initially as managing director of its subsidiary, GLS Fairway, and then its Chairman as well as becoming director of finance and development of Fairway Group. He also presently serves as a director of two UK publicly quoted companies, Mayflower Corporation PLC and Wyefield Group PLC.

     RICHARD HAMBRO has been a Director of the Company since May 1989. He was Chairman of the Board from May 1989 to February 1994 and from January 1997 to January 1998, and Co-Chairman from February 1994 to January 1997. Since 1988, Mr. Hambro has been an Executive Director of J.O. Hambro & Company Limited, a London based investment banking firm. From 1978 to 1986, he was a Director of Hambros Bank in London. Mr. Hambro has also served as a Director and Chairman of Lynton Group Limited since 1982. He also presently serves as a director of various other closely held companies and non-U.S. public companies.

     JAMES G. NIVEN has been a Director of the Company since May 1989.
From February 1994 to January 1997, he was also Co-Chairman of the Board. Since 1982, he has been a general partner of Pioneer Associates Company, a venture capital investment company. He is currently a Senior Vice
President of Sotheby's.   Mr. Niven is a director of Lincoln Snacks
Company, Tatham Offshore, Inc. and HealthPlan Services. He is also a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center, and a trustee of the Museum of Modern Art and the National Center for Learning Disabilities, Inc.

     NIGEL D. PILKINGTON has been a Director of the Company since December 1996. Since 1991, Mr. Pilkington has been an executive director of Consulta Limited, an investment management organization. Prior thereto and from 1983 to 1991, he was with CS First Boston Group ("CSFB"), initially as a manager of the equity division in London and then as managing director of the European equity sales and trading of CSFB in London. Mr. Pilkington is also a non-executive director of Blakeney Management Limited, Oryx Fund Limited and Oryx (India) Fund Limited.

     IAN J. BORROWDALE has been Vice President of International Operations of the Company since January 1991 and Chief Operating Officer since May 1995. Mr. Borrowdale is a director of European Helicopters Limited and was, from 1987 to 1988, its technical director and, from 1988 to 1990, its Managing Director. Prior thereto and from 1981 to 1987, Mr. Borrowdale was employed as the technical director of McAlpines Helicopters Limited, a United Kingdom helicopter maintenance organization.

     PAUL A. BOYD has been Principal Financial Officer, Secretary and Treasurer of the Company since January 1997 having been Financial
Controller of Lynton Group Limited, the Company's wholly-owned subsidiary, since March 1994. Prior thereto, and from 1989 to 1994, he was employed by Dollar Air Services Limited as Chief Accountant.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, during the fiscal year ended September 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Task (USA) Inc. failed to file one report relating to one transaction.

Item 11.  Executive Compensation

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1997, 1996 and 1995, of those persons who were, at September 30, 1997 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                      Summary Compensation Table

                         Annual
                         Compensation

Name and Principal       Fiscal
Position                 Year      Salary         Bonus

Christopher Tennant      1997      $149,715(1)    $0
 President and Chief     1996      $144,000(1)    $50,000(2)
 Executive Officer       1995      $144,000(1)    $0

Ian J. Borrowdale        1997      $157,478       $0
 Vice President          1996      $143,784       $0
 of International        1995      $127,227       $0
 Operations and
 Chief Operating
 Officer
                                   Long-Term
                                   Compensation

                                   Awards
Name and Principal       Fiscal    Options    All Other
Position                 Year      (shares)   Compensation

Christopher Tennant      1997      0          $36,000(3)
 President and Chief     1996      0          $10,000(4)
 Executive Officer       1995      0          $ 8,323(4)

Ian J. Borrowdale        1997      32,000     $ 5,654(4)
 Vice President          1996      0          $ 5,423(4)
 of International        1995      0          $ 5,000(4)
 Operations and
 Chief Operating
 Officer
______________________

(1) In addition, Lynton International Limited ("Lynton International"), a company wholly-owned by Mr. Tennant, was paid $51,000, $46,000 and $48,000 during fiscal 1997, 1996 and 1995, respectively, for office space in London rented to the Company. At September 30, 1995, the Company also had a non-interest bearing receivable from Lynton International in the amount of $191,308. This amount was written off in fiscal 1996 pursuant to a resolution of the Board of Directors.

(2) Mr. Tennant was awarded a cash bonus earned for fiscal 1996, $25,000 of which was paid in December 1996 and $25,000 of which was paid in July 1997.

(3) Represents $11,000 contributed by the Company under the Company's savings plan and certain expenses of Mr. Tennant in the sum of $25,000 which were paid by the Company.

(4) Represents amounts contributed by the Company under the Company's savings plans.


Stock Options Granted in Fiscal 1997

     The following table sets forth information concerning individual grants of stock options made during fiscal 1997 to each of the persons named in the Summary Compensation Table.

                      Options Granted in Fiscal 1997

                      Number of      Percent of Total
                      Securities     Options Granted
                      Underlying     to               Exercise or
                      Options        Employees in     Base Price
Name                  Granted        Fiscal Year      ($/Sh)

Christopher Tennant   640,000        91.0%            $.50

Ian J. Borrowdale      32,000         4.5%            $.50


                      Market
                      Price
                      on
                      Date of        Expiration
Name                  Grant(1)       Date

Christopher Tennant   $80,000        8/15/2002

Ian J. Borrowdale     $ 4,000        8/15/2002

_______________________

(1) Based on the average of the closing bid and asked prices of the Company's Common Stock on the most recent date on which bid and asked prices were available on or prior to the date of grant. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Common Stock over the exercise price on the date the option is exercised.


Stock Options Exercised in Fiscal 1997;
Fiscal Year-End Values

     The following table set forth certain information as to each exercise of stock options during the fiscal year ended September 30, 1997 by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Fiscal 1997 and Year-End Option Value

                                             Number of Securities
                        Shares               Underlying Unexercised
                        Acquired             Options at 9/30/97
                        On       Value
                        Exercise Realized    Exercisable Unexercisable
Christopher Tennant     -0-      -0-         640,000     -0-

Ian J. Borrowdale       -0-      -0-          48,667     -0-

Aggregated Option Exercises in Fiscal 1997 and Year-End Option Value

                         Value of Unexercised
                         In-the-Money Options
                         at 9/30/97(1)

                         Exercisable    Unexercisable

Christopher Tennant      $560,000       -0-

Ian J. Borrowdale        $ 28,000       -0-

_______________________

(1) Realizable values are reported net of the option exercise price but before any income taxes that the executive may have to pay. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock as well as the option holder's continued employment. The amounts reflected in this table may never be obtained.


Compensation of Directors

     Since inception, no director has received any cash compensation for his services as such. However, in fiscal 1997, the Company recognized an expense of $48,000, $12,000 per non-employee director, for the payment of directors fees. At September 30, 1997, services provided by the Company to such directors totaling approximately $33,000 were applied to this accrual. However, no cash payments have been made for any of the remaining amounts due.

     In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Employment Contracts

     Christopher Tennant, President and Chief Executive Officer of the Company, is employed pursuant to an employment agreement expiring March 31, 1998 at an annual base salary of $180,000 plus annual cost-of-living adjustments. The term of the agreement may be extended for an additional three years under certain conditions relating to a merger or change of control of the Company. In addition, the agreement provides for the payment of bonus compensation based upon certain financial performance levels being achieved.

Compensation Committee Interlocks and Insider Participation

     In February 1994, the Board of Directors formed a Compensation Committee, the current members of which are Richard Hambro, Paul R. Dupee, Jr. and Nigel D. Pilkington. Mr. Hambro and Mr. Dupee served thereon throughout the fiscal year ended September 30, 1997 while Mr. Pilkington was appointed to the Compensation Committee in December 1996. Prior to December 1996, James G. Niven, a director of the Company, also served on the Compensation Committee. Since January 1998, Mr. Dupee has been Chairman of the Board. From February 1994 to January 1997, Mr. Hambro and Mr. Niven were Co-Chairman of the Board of Directors, and from January 1997 to January 1998, Mr. Hambro was sole Chairman. Messrs. Dupee, Hambro and Niven received no compensation during fiscal 1997 for service in such capacities. Prior to February 1994, Mr. Hambro also served as Chairman of the Board from May 1989 to February 1994. Mr. Pilkington is a non-officer director and is not an employee or former or current officer of the Company or any of its subsidiaries. See Part III, Item 13 for information on certain transactions involving the foregoing persons.

     During the fiscal year ended September 30, 1997, no executive officer of the Company served as a director or a member of the Compensation Committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the Compensation Committee or the Board of Directors of the Company.

Stock Option Plan

     In August 1993, the Board of Directors of the Company adopted the 1993 Stock Option Plan (the "1993 Plan") for employees, officers, consultants or directors of the Company or its subsidiaries to purchase up to 250,000 shares of Common Stock of the Company. Stockholder approval was obtained in June 1994. Options granted under the 1993 Plan may either be "incentive stock options" as defined in Section 422 of the Internal Revenue Code, or non-statutory stock options. Under the terms of the 1993 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or the committee appointed by the Board, provided, however, that any incentive stock options granted under the 1993 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of grant. As of September 30, 1997, options to acquire 23,335 shares of Common Stock have been granted under the 1993 Plan and 226,665 options were available for future grant.

     In addition to options granted under the 1993 Plan, in August 1997, the Company granted non-statutory stock options to certain officers and key employees for a total of 704,000 shares, all of which are immediately exercisable at $.50 per share.

Savings Plans

     The Company has a voluntary savings plan covering substantially all of its employees in the United States. The plan qualifies under Section 401(k) of the Internal Revenue Code. Pursuant to the plan, eligible employees may elect to contribute up to 15% of their salaries to an investment trust. Effective October 1, 1990, the Company contributes an amount equal to 100% of the first 4% of employee contributions. In addition, the Company has a voluntary savings plan covering eligible employees of its subsidiaries in the United Kingdom pursuant to which eligible employees may elect to contribute up to 17 1/2% of their salaries to an investment trust. The Company contributes an amount equal to 100% of the first 4% of employee contributions. During the fiscal year ended September 30, 1997, contributions made under such savings plans by the Company were $11,000 and $5,654 for Messrs. Tennant and Borrowdale, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 15, 1997, (i) the number of shares of Common Stock owned of record or beneficially, or both, by each person who owned of record, or is known by the Company to have beneficially owned, individually, or with his associates, more than 5% of such shares then outstanding; (ii) the number of shares owned beneficially by each Director of the Company and each executive officer of the Company named in the Summary Compensation Table; and (iii) the number of shares owned beneficially by all Directors and executive officers as a group. The following information does not include any shares which may be issued upon conversion of certain debt financing described in Item 13 below. Except as otherwise indicated below, each of the persons listed below has sole voting and investment power with respect to his or her shares.

                                   Amount and Nature         Percent
Name of Beneficial Owner           of Beneficial Ownership   of Class

Consulta Special Funds Limited     1,898,788(1)              29.7%
Paul R.Dupee, Jr.                  1,348,485(2)              21.1%
Task (USA) Inc.                    1,026,936(3)              16.1%
Brae Group, Inc.                     410,776(4)               6.4%
Christopher Tennant                  871,132(5)              12.4%
James G. Niven                       434,944(6)               6.8%
Richard Hambro                       345,390(7)               5.4%
Nigel D. Pilkington                1,899,288(8)              29.7%
Ian J. Borrowdale                     95,214(9)               1.5%
Louis Marx, Jr.                      410,776(10)              6.4%
David Harland                             --                   --

All Executive Officers
and Directors as a Group           4,994,453(11)             70.4%

(1) The address for Consulta Special Funds Limited is St. Julian's Avenue, Guernsey, Channel Islands.

(2)  The address for Paul R. Dupee, Jr. is 10 Wilton Row, London, England.

(3)  The address for Task (USA) Inc. is 30 Rockefeller Plaza, New York, New
     York.

(4)  The address for Brae Group, Inc. is 1101 Richmond Avenue, Houston,
     Texas.

(5) Includes 220,000 shares held by Christopher Tennant, 11,132 shares held by Lynton International Limited, a company organized under the laws of England ("Lynton International") and 640,000 shares which Mr. Tennant has the right to acquire within 60 days pursuant to the exercise of stock options. Mr. Tennant is the sole shareholder of Lynton International and, by virtue of such ownership, Mr. Tennant may be deemed the beneficial owner of the shares held by Lynton International.

(6) Includes 423,276 shares held by Mr. Niven, 5,000 shares owned by a foundation for which Mr. Niven serves as a trustee and a director and 6,668 shares which Mr. Niven has the right to acquire within 60 days pursuant to the exercise of stock options. The address for Mr. Niven is 1334 York Avenue, New York, New York.

(7) Includes 66,667 shares held by BMB-H Investment Company Limited, a Jersey corporation ("BMB-H") which is 25% owned and controlled by J.O. Hambro & Company Limited, a corporation organized under the laws of England ("J.O. Hambro"). Richard Hambro is an Executive Director of J.O. Hambro and, by virtue of such status, may be deemed to be a controlling person of BMB-H and beneficial owner of the shares held by BMB-H. Mr. Hambro disclaims beneficial ownership of the shares held by BMB-H. Also, includes 205,388 shares held by J.O. Hambro Nominees Limited, 66,667 shares held by J.O. Hambro Investment Management Ltd. and 6,668 shares which Mr. Hambro has the right to acquire within 60 days pursuant to the exercise of stock options.

(8) Includes 500 shares held by the wife of Mr. Pilkington and 1,898,788 shares held by Consulta Special Funds Limited ("Consulta"). Mr. Pilkington is a director of Consulta and may be deemed to have beneficial ownership of such shares. Mr. Pilkington disclaims beneficial ownership of the shares held by Consulta except to the extent of his pecuniary interest therein. The address for Mr. Pilkington is 20 St. James's Street, London, England.

(9) Includes 46,547 shares held by Mr. Borrowdale and 48,667 shares which Mr. Borrowdale has the right to acquire within 60 days pursuant to the exercise of stock options.

(10) Consists of 410,776 shares held by Brae Group, Inc. ("Brae"). Louis Marx, Jr. owns the majority of the voting securities of Brae and may therefore be deemed to beneficially own the shares held by Brae. The address for Mr. Marx is 667 Madison Avenue, New York, New York.

(11) Includes 702,003 shares which present officers and directors have the right to acquire within 60 days pursuant to the exercise of stock options.

Item 13.  Certain Relationships and Related Transactions

     During fiscal 1997, the four holders of all of the then outstanding shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") agreed (effective retroactively to September 30, 1996) to convert all of the Series C Preferred Stock into an aggregate of 2,053,876 shares of Common Stock. Two of such holders were James G. Niven, a director of the Company, and J. O. Hambro Nominees Limited, which may be deemed to be controlled by Richard Hambro, a director of the Company.

     In addition, in fiscal 1997, two holders (Paul R. Dupee, Jr. and Consulta Special Funds Limited) of the Company's 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "1998 Debentures") agreed to convert the 1998 Debentures held by them (in the principal amount of $1,065,000) into 3,227,273 shares of Common Stock (effective retroactively to September 30, 1996). Paul R. Dupee, Jr. is Chairman of the Board and a director of the Company. The shares held by Consulta Special Funds Limited may be deemed to be beneficially owned by Nigel D. Pilkington, a director of the Company.

     See Part III, Item 11 for information on the employment agreement entered into with Christopher Tennant.

     Pursuant to an oral agreement, the Company rents office space in London from Lynton International Limited, a company organized under the laws of England which is wholly-owned by Christopher Tennant, the Company's President, Chief Executive Officer and a Director. For the year ended September 30, 1997, rental expense for this space was $51,000.

     In December 1997, the Company acquired through Lynton Group Limited, a wholly-owned subsidiary of the Company, all of the issued and outstanding shares of capital stock (the "Magec Shares") of Magec Aviation Limited ("Magec") for a purchase price of 17,000,000 Pounds Sterling paid in cash. The funds used to purchase the Magec Shares included bank financing in the principal amount of 12,800,000 Pounds Sterling with the balance of purchase price from debt financing obtained from certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties. It is anticipated that approximately $5,900,000, representing a substantial portion of such debt financing, will be convertible into approximately 5,900,000 shares of the Company's Common Stock once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock. The Company intends to seek stockholder approval of such modification at its next Annual Meeting of Stockholders. In connection with the aforesaid financing, an Option Agreement was entered into between Magec and Westbury Properties Corporation ("Westbury"), which may be deemed an affiliate of Paul R. Dupee, Jr., Chairman of the Board and a director of the Company, whereby Westbury was granted an option expiring December 23, 1999 to acquire a certain aircraft owned by Magec for the purchase price of $6,664,000.

     There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any if its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.


                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 LYNTON GROUP, INC.
                                 (Registrant)



                                 By:/s/Christopher Tennant
                                    Christopher Tennant
                                    President and Chief Executive Officer


Date: January 28, 1998