Form 10-Q
period 1997-12-31
LYNTON GROUP INC
filed 1998-02-20
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended DECEMBER 31, 1997

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

                  Common, $.30 par value per share: 6,394,872
                      Outstanding as of FEBRUARY 7, 1998

                        Part 1 - FINANCIAL INFORMATION


                      LYNTON GROUP, INC. AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION


                        PERIOD ENDED DECEMBER 31, 1997


ITEM                                                       PAGE

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets -
December 31, 1997 and September 30, 1997                     3

Condensed Consolidated Statements of Operations -
For the Three months ended December 31, 1997 and 1996        4

Condensed Consolidated Statements of Cash Flows -
For the Three months ended December 31, 1997 and 1996        5

Notes to Condensed Consolidated Financial Statements        6-8


Item 2 - Management's Discussion and Analysis of
 Financial Condition and results of operations              9-10

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                          December 31,            September 30,
                                              1997                    1997
                                           (Unaudited)              (Audited)
Assets
Current assets:
Cash                                        $2,329,234                $726,645
Accounts receivable                          4,004,606               3,268,879
Investment in jointly-owned company
 held for resale                               928,321               1,222,620
Inventories                                  1,366,592                 803,677
Aircraft held for resale                    12,114,000                       -
Prepaids and other current assets              821,122                 214,124
Total current assets                        21,563,875               6,235,945

Property, plant and equipment               32,145,789              18,045,935
Less accumulated depreciation
 and amortization                            4,878,732               4,652,703
                                            27,267,057              13,393,232

Funds held in escrow                           150,000                 150,000
Aircraft held for resale                     1,870,233               1,870,233
Long-term ground lease, less
 accumulated amortization                    1,919,175               1,933,861
Goodwill, less accumulated amortization      9,322,077               2,155,007
Other assets and deferred charges,
 less accumulated amortization                 465,633                 484,970
                                           $62,558,050             $26,223,248

Liabilities and stockholders equity
Current liabilities:
Accounts payable and accrued liabilities    $5,978,847              $4,201,508
Advances from customers and
 deferred revenue                            1,845,152               1,761,950
Current portion of capital lease
 obligations                                    40,949                  38,480
Current portion of debt on aircraft
 held for resale                            10,433,771                       -
Current portion of other long-term debt      3,876,591               1,285,364
Total current liabilities                   22,175,310               7,287,302

Long term debt, less current portion        24,248,472              13,459,832
Subordinated convertible debentures          5,816,000                       -
Deferred revenue                               660,000                 720,000
Obligations under capital leases, less
 current portion                                60,525                  69,071
Deferred income taxes                        4,825,520                 163,183

Stockholders' equity:
Common stock                                 1,918,462               1,918,462
Additional paid-in capital                   9,779,823               9,779,823
Accumulated deficit                         (6,948,742)             (7,141,115)
Translation adjustment                          34,028                 (21,962)
                                             4,783,571               4,535,208
Common stock held in treasury                  (11,348)                (11,348)
Total stockholders' equity                   4,772,223               4,523,860
                                           $62,558,050             $26,223,248

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the three months ended December 31, 1997 and 1996
                                             (Unaudited)

                                              1997                    1996
Net  revenues                               $6,909,971              $5,871,591

Expenses:
Direct costs                                 5,436,029               4,603,877
Selling, general and administrative            707,174                 658,915
Depreciation                                   179,803                 171,014
Amortization of goodwill and ground lease       31,954                  31,924
Operating income                               555,011                 405,861
Amortization of debt discount and issuance
 costs                                          19,337                  19,337
Interest                                       314,401                 241,109
Income before provision for income taxes       221,273                 145,415
Income tax provision                            28,900                       -
Net income                                     192,373                 145,415

Net income per share of Common Stock
Basic                                            $0.03                   $0.02
Diluted                                          $0.03                   $0.02

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the three months ended December 31, 1997 and 1996
                                             (Unaudited)

                                                1997                    1996
Cash flows from operating activities:
Net income                                    $192,373                $145,415
Adjustments to reconcile net income to
 cash provided by operating activities:
Depreciation and amortization                  231,094                 222,275
Change in certain assets and liabilities:
Accounts receivable                          1,560,302                 745,206
Due from/to affiliates (net)                         -                 (41,955)
Inventories                                    (12,544)                (41,835)
Prepaids and other assets                     (414,647)                204,919
Accounts payable and accrued expenses            9,384              (1,029,585)
Advances from customers and deferred
 revenues                                       23,202                  36,366
Net cash provided by operating activities    1,589,164                 240,806

Cash flow from investing activities:
Cash paid for Magec Aviation and related
 acquisition costs                         (30,294,785)                      -
Capital expenditures (net)                     (66,735)               (113,645)
Net cash used by investing activities      (30,361,520)               (113,645)

Cash flow from financing activities:
Capital lease obligations (net)                 (6,077)                 (9,636)
Proceeds of financing for Magec Aviation
 acquisition                                30,177,451                       -
Repayment of notes payable and long-term
 debt                                         (547,813)               (220,823)
Net cash provided (used) by financing
 activities                                 29,623,561                (230,459)
Effect of exchange rate changes on cash         55,990                  32,208
Increase (decrease) in cash                    907,195                 (71,090)
Cash, beginning of period                      726,645               1,268,475
Cash, end of period                         $1,633,840              $1,197,385

Supplemental Information
Interest Paid                                 $311,596                $237,084
Taxes Paid                                      $5,250                 $45,000

SEE ACCOMPANYING NOTES.

                  LYNTON GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. The balances as of September 30, 1997 in the accompanying balance sheets have been derived from the audited financial statements as of such date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Lynton Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 1997.


Note 2. ACQUISITION OF MAGEC AVIATION LIMITED

In December 1997, the Company acquired through Lynton Group Limited, a wholly-owned subsidiary of the Company, all of the issued and outstanding shares of capital stock (the "Magec Shares") of Magec Aviation Limited ("Magec"), a company organized under the laws of England in a business combination which has been accounted for as a purchase. Magec provides hangarage and refueling, charter, management, and maintenance services for corporate aircraft from its own exclusive terminal at London Luton Airport, England. The purchase price (including acquisition costs) of $30,295,000 exceeded the estimated fair value of the net assets of Magec by $7,176,000, which will be amortized over its expected useful life at a rate to be determined. The purchase price allocation is based on the following:

[S]                                       [C]
Tangible fixed assets                      $13,995,207
Aircraft held for resale                    12,114,000
Inventories                                    550,371
Accounts receivable                          2,001,731
Prepaids and other assets                      192,351
Cash and cash equivalents                      695,394
Accounts payable and accrued expenses       (1,773,094)
Deferred tax provision                      (4,657,200)
Net assets acquired                        $23,118,760
Purchase price                              30,294,785
Goodwill on acquisition                     $7,176,025

The  consideration  paid  to  Magec  was  17,000,000  Pounds Sterling (equal to
$28,288,000) paid in cash at Closing. The funds used to purchase Magec (including acquisition costs) included bank financing in the principal amount of 12,827,000 Pounds Sterling with the balance of the purchase price from debt financing as follows: (i) promissory notes in the aggregate principal amount of $1,664,000 due on December 23, 1999, with interest at 12.0% per annum, issued and sold to entities which may be deemed affiliates of Paul R. Dupee, Jr., Chairman of the Board and a director of the Company, and (ii) a non interest bearing loan in the principal amount of $1,353,000 due on December 23, 1998, pursuant to an Option Agreement entered into between Magec and an unrelated party to acquire a certain aircraft owned by Magec, and (iii) 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816,000 (the "Debentures") issued and sold to certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties.

The Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (subject to adjustment upon the occurrence of certain events) once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock. In connection with the aforesaid financing, an Option Agreement was entered into between Magec and Westbury Properties Corporation ("Westbury"), which may be deemed an affiliate of Paul
R. Dupee, Jr., Chairman of the Board and a director of the Company, whereby Westbury was granted an option expiring December 23, 1999 to acquire a certain aircraft owned by Magec for the purchase price of $6,664,000.

Assuming the acquisition of Magec had occurred on October 1, 1996 the Company's pro forma (unaudited) net revenue, net loss, primary and fully diluted loss per share for the periods ended December 31, 1997 and 1996 are estimated to have been as follows:

                                                    Three Months Ended
                                                       December 31,
                                                  1997                 1996
Revenue                                      $12,524,000           $11,64,000
Net loss                                         $41,000              $52,000
Basic loss  per common share                       $0.01                $0.01
Diluted loss  per common share                     $0.01                $0.01


Note 3. LONG TERM DEBT

Long-term debt consists of the following:

                                                    December 31,   September 30,
                                                         1997           1997
                                                     (Unaudited)     (Audited)

Mortgage due to bank with interest at Sterling
 LIBOR rate (7.19% at September 30, 1997) plus
 2.0%, due in monthly installments through
 April, 2001.                                                  -      $210,866
Mortgage Note payable to Massachusetts Mutual
 Life Insurance Company with an interest rate
 of 6.69% due in monthly installments through
 January 3, 2006.                                      7,338,577     7,485,990
Mortgage Note payable to Finova Capital Corp.
 with an interest rate of 10.7% due in monthly
 installments through December 1, 2004, with a
 final installment payment of $1,400,000 due
 December 1, 2004.                                     3,763,502     3,820,525
Senior Subordinated Convertible Debentures with
 interest at 10%, payable on December 31, 1998.          795,000       795,000
Note payable to finance company with interest at
 Sterling LIBOR rate (7.19% at September 30, 1997)
 plus 3.5% payable in monthly installments through
 August, 2000.                                           499,200       536,597
Aircraft financing note payable to finance company
 with an interest rate of 10.0% with principal due
 every six months and interest due every four months
 through January 20, 1999, with a final installment
 payment of $1,589,698 due January 20, 1999.           1,776,721     1,870,233


                  LYNTON GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


                                                    December 31,    September 30,
                                                         1997            1997
                                                     (Unaudited)      (Audited)
Notes payable to bank with interest at Sterling LIBOR
 rate plus 2.25% payable in installments through
 September 2002.                                      21,344,128             -
Promissory notes payable to entities, which may be
 deemed to be affiliates of the Company's Chairman
 of the Board, with interest at 12% per annum
 payable in one installment on December 31, 1999.      1,664,000             -
Loan note payable to third party at zero interest,
 payable in one installment on December 23, 1998.      1,353,323             -
Notes payable due to finance company with an
 interest rate of 10.5%, due in monthly installments
 through February, 2000.                                  24,383        25,985
                                                     $38,558,834   $14,745,196
Less:
Amount due within one year                           (14,310,362)   (1,285,364)
                                                     $24,248,472   $13,459,832

PART  1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES & OPERATING INCOME

Revenues for the three months ended December 31, 1997 increased to $6,910,000 from revenues of $5,872,000 for the comparable fiscal 1997 period, an increase of $1,038,000 or 17.7%. This increase is primarily attributable to an increase in fuel sales volume and tenant occupancy at the Company's fixed base operation and an increase in charter operations in the UK.

Operating income for the three months ended December 31, 1997 increased to $555,000 compared to operating income of $406,000 for the three months ended December 31, 1996, an increase of $149,000. This increase primarily consists of increased operating income from the fixed base operation and charter operations in the UK.

INTEREST

Interest expense for the three months ended December 31, 1997 increased to $314,000 compared to interest expense of $241,000 for the three months ended December 31, 1996, an increase of $73,000. This increase results from higher levels of borrowings specifically relating to the aircraft financing note along with a full quarter interest charge for the mortgage note with Finova Capital Corporation in fiscal 1998, as compared to one month in fiscal 1997.

NET INCOME

Net income for the three months ended December 31, 1997 was $192,000 as compared to a net income of $145,000 for the three months ended December 31, 1996, an increase of $47,000. This increase is primarily the result of the increased operating income, as discussed above, offset by increased interest expense from increased levels of borrowings and an income tax provision in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had a working capital deficit of $611,000 as compared to a working capital deficit of $1,051,000 at September 30, 1997, an increase in working capital of $440,000. This increase in working capital is primarily attributable to the Magec acquisition providing $1,667,000 offset by the increase in the current portion of long term debt as a consequence of the acquisition and the reclassification under current liabilities at December 31, 1997 of $795,000 for the retirement of the Company's senior subordinated convertible debentures in December 1998.

In connection with the acquisition of Magec, the consideration paid was 17,000,000 Pounds Sterling (equal to $28,288,000) paid in cash. The funds used to purchase Magec (including acquisition costs) included bank financing in the principal amount of 12,827,000 Pounds Sterling (equal to $21,344,000) with the balance of purchase price from debt financing as follows: (i) promissory notes in the aggregate principal amount of $1,664,000 due on December 23, 1999, with interest at 12.0% per annum, issued and sold to entities which may be deemed affiliates of Paul R. Dupee Jr., Chairman of the Board and a director of the Company; (ii) a non interest bearing loan in the principal amount of $1,353,000 due on December 23, 1998, pursuant to an Option Agreement entered into between Magec and an unrelated party to acquire a certain aircraft owned by Magec, and (iii) 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816,000 (the "Debentures") issued and sold to certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties. The Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (the "Conversion Price") once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock. The Conversion Price will be subject to adjustment upon the occurrence of certain events, which include, among other things, the issuance of Common Stock or the issuance of securities convertible into or exchangeable for shares of Common Stock (with certain exceptions as set forth in the Debentures) at less than the then current market price of the Common Stock, in which event the Conversion Price will be reduced (i) proportionately by the difference between the then current market price and the offering price if such offering price is greater than the then Conversion Price or (ii) to equal the offering price if such offering price is less than the then Conversion Price. In addition, the Company may from time to time reduce the Conversion Price by any amount for any period of time if the period is at least 20 days and if the reduction is irrevocable during the period, provided that in no event may the Conversion Price be less than the par value of a share of Common Stock.

The Company anticipates seeking additional equity and/or debt financing during the next twelve months although no assurance can be given that any such financing will be successfully completed. In connection therewith, the Company may effect such financing which may require an adjustment in the Conversion Price of the Debentures described above (as well as requiring an adjustment in other outstanding convertible debentures of the Company) or the Company may voluntarily decide to reduce the Conversion Price of any such instruments in order to encourage their conversion.

PART  II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

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

Item 2. CHANGES IN SECURITIES

As previously reported, on December 23, 1997, the Company acquired through Lynton Group Limited, a wholly-owned subsidiary of the Company, all of the issued and outstanding shares of capital stock of Magec Aviation Limited for a purchase price of 17,000,000 Pounds Sterling paid in cash. The Company obtained part of the purchase price through the sale of securities, which were not registered under the Securities Act of 1933, as amended (the "Act"). In connection therewith, and as of December 23, 1997, the Company issued and sold 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816,000 (the "Debentures") to certain accredited investors (as defined in Rule 501 under the Act) comprised of certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties. The Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (subject to adjustment upon the occurrence of certain events) once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock. No underwriter was engaged in connection with or participated in the foregoing sale of the Debentures. Sales of Debentures were made in reliance upon Section 4(2) and Regulation D of the Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

PART  II - OTHER INFORMATION CONTINUED


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)Exhibits

11.0 Statement re Computation of Per Share Earnings

(B)Reports on Form 8-K

Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 1997:

ITEMS REPORTED             Financial Statements Filed      Date of Report
Acquisition of Magec       To be Filed by Amendment        December 23, 1997

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LYNTON GROUP, INC.


Dated: FEBRUARY 19, 1998        By: /S/ CHRISTOPHER TENNANT
                                    Christopher Tennant, President
                                    and Chief Executive Officer


Dated: FEBRUARY 19, 1998        By: /S/ PAUL A. BOYD
                                    Paul A. Boyd, Secretary, Treasurer and
                                    Principal Financial Officer

Exhibit 11 - Computation of per share earnings


                                    LYNTON GROUP, INC. AND SUBSIDIARIES
                                     COMPUTATION OF EARNINGS PER SHARE
                          For the three months ended December 31, 1997 and 1996
                                                (Unaudited)

                                                          1997          1996
Weighted average shares of Common Stock outstanding     6,394,872    6,394,872
Weighted average Common Stock equivalents                 431,299            -
Average shares outstanding - Basic earnings per share   6,826,171    6,394,872

Weighted average shares of Common Stock outstanding     6,394,872    6,394,872
Weighted average Common Stock equivalents                 431,299            -
Assumed conversion of 10% Senior Subordinated
 Convertible Debentures                                    77,772            -
Assumed conversion of 8% Convertible Debentures           568,957            -
Average shares outstanding - Diluted earnings per share 7,472,900    6,394,872

BASIC EARNINGS PER SHARE:
Average shares outstanding                              6,826,171    6,394,872
Net income available to common shareholders              $192,373     $145,415
Per share amount                                            $0.03        $0.02

DILUTED EARNINGS PER SHARE:
Average shares outstanding                              7,472,900    6,394,872
Net income                                               $192,373     $145,415
Plus effect of dilutive securities                          1,944            -
Net income available to common shareholders plus
 assumed conversions                                     $194,317     $145,415
Per share amount                                            $0.03        $0.02