Form 10-Q/A
period 1997-12-31
LYNTON GROUP INC
filed 1998-03-26
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A



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


                        PERIOD ENDED DECEMBER 31, 1997


                  ITEM                                           PAGE

Item 1 - Financial Statements:

     Condensed Consolidated Balance Sheets -
         December 31, 1997 and September 30, 1997                  3

     Condensed Consolidated Statements of Operations -
         For the Three months ended December 31, 1997 and 1996     4

     Condensed Consolidated Statements of Cash Flows -
         For the Three months ended December 31, 1997 and 1996     5

Notes to Condensed Consolidated Financial Statements             6-9


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   10-11

                                      LYNTON GROUP, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                         December 31,            September 30,
                                              1997                    1997
                                          (Unaudited)              (Audited)
Assets
Current assets:
Cash                                       $2,329,234                $726,645
Accounts receivable                         4,004,606               3,268,879
Investment in jointly-owned company
 held for resale                              928,321               1,222,620
Inventories                                 1,366,592                 803,677
Aircraft held for resale                   12,114,000                       -
Prepaids and other current assets             821,122                 214,124
Total current assets                       21,563,875               6,235,945

Property, plant and equipment              32,145,789              18,045,935
Less accumulated depreciation
 and amortization                           4,878,732               4,652,703
                                           27,267,057              13,393,232
Funds held in escrow                          150,000                 150,000
Aircraft held for resale                    1,870,233               1,870,233
Long-term ground lease,
 less accumulated amortization              1,919,175               1,933,861
Goodwill, less accumulated amortization     9,322,077               2,155,007
Other assets and deferred charges,
 less accumulated amortization                465,633                 484,970
                                          $62,558,050             $26,223,248

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued liabilities   $5,978,847              $4,201,508
Advances from customers and
 deferred revenue                           1,845,152               1,761,950
Current portion of capital lease
 obligations                                   40,949                  38,480
Current portion of debt on aircraft
 held for resale                           10,433,771                       -
Current portion of other long-term debt     3,876,591               1,285,364
Total current liabilities                  22,175,310               7,287,302

Long term debt, less current portion       24,248,472              13,459,832
Subordinated convertible debentures         5,816,000                       -
Deferred revenue                              660,000                 720,000
Obligations under capital leases,
 less current portion                          60,525                  69,071
Deferred income taxes                       4,825,520                 163,183
Stockholders' equity:
Common stock                                1,918,462               1,918,462
Additional paid-in capital                  9,779,823               9,779,823
Accumulated deficit                        (6,948,742)             (7,141,115)
Translation adjustment                         34,028                 (21,962)
                                            4,783,571               4,535,208
Common stock held in treasury                 (11,348)                (11,348)
Total stockholders' equity                  4,772,223               4,523,860
                                          $62,558,050             $26,223,248

SEE ACCOMPANYING NOTES.

                                  LYNTON GROUP, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the three months ended December 31, 1997 and 1996
                                              (Unaudited)

                                             1997                    1996
Net revenues                               $6,909,971              $5,871,591
Expenses:
Direct costs                                5,436,029               4,603,877
Selling, general and administrative           707,174                 658,915
Depreciation                                  179,803                 171,014
Amortization of goodwill and ground lease      31,954                  31,924
Operating income                              555,011                 405,861

Amortization of debt discount and
 issuance costs                                19,337                  19,337
Interest                                      314,401                 241,109
Income before provision for income taxes      221,273                 145,415
Income tax provision                           28,900                       -
Net income                                   $192,373                $145,415

Net income per share of Common Stock
Basic                                           $0.03                   $0.02
Diluted                                         $0.03                   $0.02

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

SEE ACCOMPANYING NOTES.

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


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

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

In respect of the 8% Subordinated Convertible Debentures issued as part of the financing to purchase Magec the conversion price was set at $1.00 which management believed to be fair market price based on recent bid prices for certain Common Stock of the Company (reference is made to information on page 9 of the Subject Form 10-K Annual Report for September 30, 1997). Conversion of the Debentures, if still held by the original purchasers at the time of conversion, would not lead to a significant change in ownership as the significant majority of the Debentures were purchased by certain existing principal stockholders of the Company in significant proportion to their current stockholding in the Company. However if these certain stockholders were to transfer their interests in the Debentures prior to such conversion then this could result in a substantial change in ownership of the Company.

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

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


Note 3. LONG TERM DEBT

Long-term debt consists of the following:

                                       December 31,            September 30,
                                            1997                    1997
                                        (Unaudited)              (Audited)

Mortgage due to bank with interest
 at Sterling LIBOR rate(7.19% at
 September 30, 1997) plus 2.0%, due
 in monthly installments through
 April, 2000.                                      $-                $210,866
Mortgage Note payable to Massachusetts
 Mutual Life Insurance Company with an
 interest rate of 6.69% due in monthly
 installments through January 3, 2006.      7,338,577               7,485,990
Mortgage Note payable to Finova Capital
 Corp. with an interest rate of 10.7%
 due in monthly installments through
 December 1, 2004, with a final
 installment payment of $1,400,000 due
 December 1, 2004.                          3,763,502               3,820,525
Senior Subordinated Convertible
 Debentures with interest at 10%, payable
 on December 31, 1998.                        795,000                 795,000
Note payable to finance company with
 interest at Sterling LIBOR rate (7.19%
 at September 30, 1997) plus 3.5% payable
 in monthly installments through
 August, 2000.                                499,200                 536,597
Aircraft financing note payable to finance
 company with an interest rate of 10.0%
 with principal due every six months and
 interest due every four months through
 January 20, 1999, with a final
 installment payment of $1,589,698
 due January 20, 1999.                      1,776,721               1,870,233
Notes payable to bank with interest at
 Sterling LIBOR rate plus 2.25% payable
 in installments through September 2002.   21,344,128                       -
Promissory notes payable to entities,
 which may be deemed to be affiliates of
 the Company's Chairman of the Board, with
 interest at 12% per annum payable in one
 installment on December 31, 1999.          1,664,000                       -
Loan note payable to third party at zero
 interest, payable in one installment on
 December 23, 1998.                         1,353,323                       -
Notes payable due to finance company with
 an interest rate of 10.5%, due in monthly
 installments through February, 2000.          24,383                  25,985
                                          $38,558,834             $14,745,196
Less:
Amount due within one year                (14,310,362)             (1,285,364)
                                          $24,248,472             $13,459,832

                  LYNTON GROUP, INC., AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS
                            DECEMBER 31, 1997


Note 4. EARNINGS PER SHARE

                                                        For the three months
                                                          ended December 31,
                                                          1997          1996
Weighted average shares of Common Stock outstanding      6,394,872   6,394,872
Average shares outstanding - Basic earnings per share    6,349,872   6,394,872

Weighted average shares of Common Stock outstanding      6,394,872   6,394,872
Weighted average Common Stock equivalents (1)              431,299           -
Assumed conversion of 10% Senior Subordinated
 Convertible Debentures (1)                                 77,772           -
Assumed conversion of 8% Subordinated Convertible
 Debentures (1)                                            568,957           -
Average shares outstanding - Diluted earnings per share  7,472,900   6,394,872

BASIC EARNINGS PER SHARE:
Average shares outstanding                               6,394,872   6,394,872
Net income available to common shareholders               $192,373    $145,415
Per share amount                                             $0.03       $0.02

DILUTED EARNINGS PER SHARE:
Average shares outstanding                               7,472,900   6,394,872
Net income                                                $192,373    $145,415
Plus effect of dilutive securities                           1,944           -
Net income available to common shareholders plus
 assumed conversions                                      $194,317    $145,415
Per share amount                                             $0.03       $0.02

(1) Certain options to purchase shares of Common Stock of the Company, and the Convertible Debentures have a an exercise price below the fair value of common stock for the three months ended December 31, 1997, had a dilutive effect on earnings per share and are, therefore included on a weighted average basis in the calculation of diluted earnings per share. Fair market value has been computed using the weighted average market price of shares traded in the three months ended December 31, 1997.

PART  1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Pursuant to a Share Sale and Purchase Agreement dated December 5, 1997 among Lynton Group, Inc. (the "Company") , Lynton Group Limited, a company organized under the laws of England and a wholly-owned subsidiary of the Company ("Limited"), and The General Electric Company p.l.c., the owner of all the shares of capital stock of Magec Aviation Limited, a company organized under the laws of England ("Magec"), the Company through Limited acquired on December 23, 1997 all of the issued and outstanding shares of capital stock of Magec. The purchase price for Magec was 17,000,000 Pounds Sterling paid in cash (see Liquidity and Capital Resources for details of financing) and has been accounted for as a purchase. Magec operates from hangars, workshops and office facilities of approximately 65,000 square feet at London Luton Airport, England. Magec provides a full range of services for users of corporate aircraft including refuelling and handling, charter, engineering, management and maintenance services for corporate aircraft. The acquisition has more than doubled the total asset base of the Company since September 30, 1997. The purpose of the acquisition is to enhance the earnings ability of the Company by enlarging the asset base of the UK operations. The acquisition has resulted in the expansion of the Company's fixed wing aviation capability as well as providing a complimentary facility to the fixed base operation at Morristown Municipal Airport, New Jersey.

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

The revenues and operating income for the three months ended December 31, 1997 do not include any operating results of Magec. Management believe the level of activity between date of acquisition and December 31, 1997 is not material and therefore will consolidate the results of operations for Magec with effect from January 1, 1998. The annualized effect of the consolidation of Magec will be to increase revenues by approximately $20,000,000 per annum and increase operating income by approximately $1,300,000 compared to historical revenues of $25,000,000 and operating income $2,500,000.

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

As a result of the debt finance (see Liquidity and Capital Resources) raised to purchase Magec the Company's interest expense will increase by approximately $1,500,000 per annum.



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

The proforma effect on per share earnings for the three months ended December 31, 1997 would have been to reduce the net income per share (basic and diluted) from $0.03 per share to a net loss per share (basic and diluted) of $0.01.


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



                                    LYNTON GROUP, INC.


Dated: MARCH 26, 1998           By: /S/ CHRISTOPHER TENNANT
                                    Christopher Tennant, President
                                    and Chief Executive Officer


Dated: MARCH 26, 1998           By: /S/ PAUL A. BOYD
                                    Paul A. Boyd, Secretary, Treasurer and
                                    Principal Financial Officer

Exhibit 11 - Computation of per share earnings


                                   LYNTON GROUP, INC. AND SUBSIDIARIES
                                    COMPUTATION OF EARNINGS PER SHARE
                         For the three months ended December 31, 1997 and 1996
                                               (Unaudited)

                                                           1997        1996
Weighted average shares of Common Stock outstanding      6,394,872   6,394,872
Average shares outstanding - Basic earnings per share    6,394,872   6,394,872

Weighted average shares of Common Stock outstanding      6,394,872   6,394,872
Weighted average Common Stock equivalents (1)              431,299           -
Assumed conversion of 10% Senior Subordinated
 Convertible Debentures (1)                                 77,772           -
Assumed conversion of 8% Subordinated Convertible
 Debentures (1)                                            568,957           -
Average shares outstanding - Diluted earnings per share  7,472,900   6,394,872

BASIC EARNINGS PER SHARE:
Average shares outstanding                               6,394,872   6,394,872
Net income available to common shareholders               $192,373    $145,415
Per share amount                                             $0.03       $0.02

DILUTED EARNINGS PER SHARE:
Average shares outstanding                               7,472,900   6,394,872
Net income                                                $192,373    $145,415
Plus effect of dilutive securities                           1,944           -
Net income available to common shareholders plus
 assumed conversions                                      $194,317    $145,415
Per share amount                                             $0.03       $0.02

(1) Certain options to purchase shares of Common Stock of the Company, and the Convertible Debentures have a an exercise price below the fair value of common stock for the three months ended December 31, 1997, had a dilutive effect on earnings per share and are, therefore included on a weighted average basis in the calculation of diluted earnings per share. Fair market value has been computed using the weighted average market price of shares traded in the three months ended December 31, 1997.