Form 10-Q
period 1998-03-31
LYNTON GROUP INC
filed 1998-05-15
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 1998

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

                  Common, $.30 par value per share: 6,394,872
                         Outstanding as of MAY 1, 1998

                        Part 1 - FINANCIAL INFORMATION


                      LYNTON GROUP, INC. AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION


                          PERIOD ENDED MARCH 31, 1998


                  ITEM                                               PAGE

Item 1 - Financial Statements:

     Condensed Consolidated Balance Sheets -
         March 31, 1998 and September 30, 1997                         3

     Condensed Consolidated Statements of Operations -
         For the Three and Six months ended March 31, 1998 and 1997    4

     Condensed Consolidated Statements of Cash Flows -
         For the Six months ended March 31, 1998 and 1997              5

Notes to Condensed Consolidated Financial Statements                6-10


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       11-13

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                            March 31,             September 30,
                                              1998                    1997
                                           (Unaudited)              (Audited)
Assets
Current assets:
Cash                                         $968,043                $726,645
Accounts receivable                         4,512,510               3,268,879
Investment in jointly-owned company
 held for resale                                    -               1,222,620
Inventories                                 1,531,957                 803,677
Aircraft held for resale                   13,984,233                       -
Prepaids and other current assets             643,483                 214,124
Total current assets                       21,640,226               6,235,945

Property, plant and equipment              33,417,119              18,045,935
Less accumulated depreciation
 and amortization                           5,356,637               4,652,703
                                           28,060,482              13,393,232
Funds held in escrow                          150,000                 150,000
Aircraft held for resale                            -               1,870,233
Long-term ground lease,
 less accumulated amortization              2,287,822               1,933,861
Goodwill, less accumulated amortization     9,462,862               2,155,007
Other assets and deferred charges,
 less accumulated amortization                664,216                 484,970
                                          $62,265,608             $26,223,248

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued liabilities   $5,778,624              $4,201,508
Advances from customers and
 deferred revenue                           1,680,349               1,761,950
Current portion of capital lease
 obligations                                   42,468                  38,480
Current portion of debt on aircraft
 held for resale                           12,210,492                       -
Current portion of other long-term debt     3,853,043               1,285,364
Total current liabilities                  23,564,976               7,287,302

Long term debt, less current portion       22,854,677              13,459,832
Subordinated convertible debentures         5,816,000                       -
Deferred revenue                              600,000                 720,000
Obligations under capital leases,
 less current portion                          49,723                  69,071
Deferred income taxes                       4,850,750                 163,183
Stockholders' equity:
Common stock                                1,918,462               1,918,462
Additional paid-in capital                  9,779,823               9,779,823
Accumulated deficit                        (7,111,971)             (7,141,115)
Translation adjustment                        (45,484)                (21,962)
                                            4,540,830               4,535,208
Common stock held in treasury                 (11,348)                (11,348)
Total stockholders' equity                  4,529,482               4,523,860
                                          $62,265,608             $26,223,248

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUNSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                              (UNAUDITED)

                         Three Months Ended             Six Months Ended
                             March 31                      March 31
                        1998           1997           1998           1997
Net revenues         $10,706,086    $6,211,691     $17,616,057    $12,083,282
Expenses:
Direct costs           8,143,907     4,657,558      13,579,936      9,261,435
Selling, general and
 administrative        1,350,878       755,290       2,058,052      1,414,205
Depreciation             476,946       172,181         656,749        343,195
Amortization of goodwill
 and ground lease        141,089        31,913         173,043         63,837
Operating income         593,266       594,749       1,148,277      1,000,610

Amortization of debt
 discount and issuance
 costs                   24,237         19,337          43,574         38,674
Interest                723,558        274,310       1,037,959        515,419
(Loss) income before
 provision for income
 taxes                 (154,529)       301,102          66,744        446,517
Income tax provision      8,700              -          37,600              -
Net (loss) income
 attributable to
 Common Stock         $(163,229)      $301,102         $29,144       $446,517

Net (loss) income per share of Common Stock :
  Basic                  $(0.03)         $0.05           $0.00          $0.07
  Diluted                 $0.00          $0.05           $0.02          $0.07

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the six months ended March 31, 1998 and 1997
                                             (Unaudited)

                                               1998                    1997
Cash flows from operating activities:
Net income                                    $29,144                $446,517
Adjustments to reconcile net income to
 cash provided by operating activities:
Depreciation and amortization                 873,366                 445,706
Change in certain assets and liabilities:
Accounts receivable                         1,980,719                 700,288
Due from/to affiliates (net)                        -                 (24,108)
Inventories                                  (177,909)                 60,216
Prepaids and other assets                    (237,006)                242,604
Accounts payable and accrued expenses        (415,210)             (1,520,275)
Advances from customers and deferred
 revenues                                    (201,601)               (263,658)
Net cash provided by operating activities   1,851,503                  87,290

Cash flow from investing activities:
Cash paid for Magec Aviation and related
 acquisition costs                        (30,294,785)                      -
Cash paid for Jet Systems Acquisition
 and related acquisition costs             (1,797,720)                      -
Capital expenditures (net)                   (163,125)               (234,195)
Net cash used by investing activities     (32,255,630)               (234,195)

Cash flow from financing activities:
Capital lease obligations (net)               (15,360)                 54,647
Proceeds from financing for Magec
 Aviation acquisition                      30,177,451                       -
Proceeds from financing for Jet
 Systems acquisition                        1,625,000                       -
Proceeds from other debt financing             40,789                       -
Repayment of notes payable and
 long-term debt                            (1,854,226)               (569,577)
Net cash provided (used) by financing
 activities                                29,973,654                (514,930)
Effect of exchange rate changes on cash       (23,523)                 30,382
Decrease in cash                             (453,996)               (631,453)
Cash, beginning of period                     726,645               1,268,475
Cash, end of period                          $272,649                $637,022

Supplemental Information :
Interest Paid                                $950,076                $512,576
Taxes Paid                                     $5,250                 $90,000

SEE ACCOMPANYING NOTES.

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                MARCH  31, 1998


Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. The balances as of September 30, 1997 in the accompanying balance sheets have been derived from the audited financial statements as of such date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Lynton Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 1997.


Note 2. ACQUISITIONS

In December 1997, the Company acquired through Lynton Group Limited, a wholly-owned subsidiary of the Company, all of the issued and outstanding shares of capital stock (the "Magec Shares") of Magec Aviation Limited ("Magec"), a company organized under the laws of England in a business combination which has been accounted for as a purchase. Magec provides hangarage and refueling, charter, management, and maintenance services for corporate aircraft from its own exclusive terminal at London Luton Airport, England. The purchase price (including acquisition costs) of $30,295,000 exceeded the estimated fair value of the net assets of Magec by $7,426,000, which will be amortized using the straight line method over twenty years. The purchase price allocation is based on the following:

Tangible fixed assets                       $13,995,207
Aircraft held for resale                     12,114,000
Inventories                                     550,371
Accounts receivable                           2,001,731
Prepaids and other assets                       192,351
Cash and cash equivalents                       695,394
Accounts payable and accrued expenses        (2,022,694)
Deferred tax provision                       (4,657,200)
Net assets acquired                         $22,869,160

Purchase price                               30,294,785

Goodwill on acquisition                      $7,425,625

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                MARCH  31, 1998


The  consideration  paid  to  Magec  was  17,000,000  Pounds Sterling (equal to
$28,288,000) paid in cash at Closing. The funds used to purchase Magec (including acquisition costs) included bank financing in the principal amount of 12,827,000 Pounds Sterling with the balance of the purchase price from debt financing as follows: (i) promissory notes (the "December 1999 Notes") in the aggregate principal amount of $1,664,000 due on December 23, 1999, with interest at 12.0% per annum, issued and sold to entities which may be deemed affiliates of Paul R. Dupee, Jr., Chairman of the Board and a director of the Company, and (ii) a non interest bearing loan in the principal amount of $1,353,000 due on December 23, 1998, pursuant to an Option Agreement entered into between Magec and an unrelated party to acquire a certain aircraft owned by Magec, and (iii) 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816,000 (the "Debentures") issued and sold to certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties.

In connection with the aforesaid financing, an Option Agreement was entered into between Magec and Westbury Properties Corporation ("Westbury"), which may be deemed an affiliate of Paul R. Dupee, Jr., Chairman of the Board and a director of the Company, whereby Westbury was granted an option expiring December 23, 1999 to acquire a certain aircraft owned by Magec for the purchase price of $6,664,000. Subsequent to the quarter ended March 31, 1998 the said aircraft was sold by Magec for the purchase price of $7,250,000. In connection therewith, the December 1999 Notes including accrued interest thereon were paid in full, certain other bank indebtedness in the amount of $4,998,000 was repaid and Westbury surrendered its option over said aircraft in return for a sum equal to the difference between the purchase price ($7,250,000) and the option exercise price ($6,664,000).

      The 8% Subordinated Convertible Debentures, referred to above, are convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (subject to adjustment upon the occurrence of certain events) once the Certificate of incorporation is modified to increase the number of authorized shares of Common Stock. The conversion price was set at $1.00 which management believed to be fair market price based on recent bid prices for certain Common Stock of the Company (reference is made to information on page 9 of the Subject Form 10-K Annual Report for September 30, 1997). Conversion of the Debentures, if still held by the original purchasers at the time of conversion, would not lead to a significant change in ownership as the significant majority of the Debentures were purchased by certain existing principal stockholders of the Company in significant proportion to their current stockholding in the Company. However if these certain stockholders were to transfer their interests in the Debentures prior to such conversion then this could result in a substantial change in ownership of the Company.

Assuming the acquisition of Magec had occurred on October 1, 1996 the Company's pro forma (unaudited) net revenue, net loss, basic and diluted loss per share for the three and six months ended March 31, 1998 and 1997 are estimated to have been as follows:

                          Three Months Ended            Six Months Ended
                               March 31,                    March 31,
                           1998          1997           1998          1997
Revenue                $10,706,000   $11,563,000    $23,230,000   $22,727,000
Net loss                 $(163,000)    $(126,000)     $(205,000)    $(179,000)
Basic loss per
 common share               $(0.03)       $(0.02)        $(0.03)       $(0.03)
Diluted loss per
 common share               $(0.00)       $(0.02)        $(0.02)       $(0.03)

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                MARCH  31, 1998




On February 27, 1998 the Company, through Lynton Jet Centre, Inc. ("Lynton Jet"), a wholly-owned subsidiary of the Company, acquired for $1,798,000 in cash (including acquisition costs) substantially all the assets of Jet Systems, including its ground lease on a hangar facility, located at Morristown
Municipal Airport, Morristown, New Jersey (the "Jet System Acquisition"), pursuant to an Asset Purchase Agreement between 41 North 73 West Inc. d/b/a Jet Systems and Lynton Jet. The funds used to purchase Jet Systems included bank financing from Finova Capital Corporation in the principal amount of $1,625,000. The purchase price allocation is based on the following:

Tangible fixed assets        $1,175,000
Covenant not to compete          50,000
Ground lease                    400,000
Acquisition costs               173,000
Purchase price               $1,798,000

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                MARCH  31, 1998


Note 3. LONG TERM DEBT

Long-term debt consists of the following:

                                             March 31,             September 30,
                                               1998                    1997
                                           (Unaudited)              (Audited)

Mortgage due to bank with interest at
 Sterling LIBOR rate (7.19% at September
 30, 1997) plus 2.0%, due in monthly
 installments through April, 2001.                   $-              $210,866
Mortgage Note payable to Massachusetts
 Mutual Life Insurance Company with an
 interest rate of 6.69% due in monthly
 installments through January 3, 2006.        7,188,885             7,485,990
Mortgage Note payable to Finova Capital
 Corp. with an interest rate of 10.7%
 due in monthly installments through
 December 1, 2004, with a final
 installment payment of $1,400,000 due
 December 1, 2004.                            3,724,633             3,820,525
Mortgage note payable to Finova Capital
 Corp. with an interest rate of 10.1% due
 in monthly installments through February 1,
 2003 with a final installment payment of
 $568,750 due March 1, 2003.                  1,625,000                     -
Senior Subordinated Convertible Debentures
 with interest at 10%, payable on
 December 31, 1998.                             795,000               795,000
Note payable to finance company with interest
 at Sterling LIBOR rate (7.19% at September
 30, 1997) plus 3.5% payable in monthly
 installments through August, 2000.             451,629               536,597
Aircraft financing note payable to finance
 company with an interest rate of 10.0% with
 principal due every six months and interest
 due every four months through January 20,
 1999, with a final installment payment of
 $1,589,698 due January 20, 1999.             1,776,721             1,870,233
Notes payable to bank with interest at
 Sterling LIBOR rate plus 2.25% payable in
 installments through September 2002.        20,279,176                     -
Promissory notes payable to entities, which
 may be deemed to be affiliates of the
 Company's Chairman of the Board, with
 interest at 12% per annum payable in one
 installment on December 31, 1999.            1,664,000                     -
Loan note payable to third party at zero
 interest, payable in one installment on
 December 23, 1998.                           1,353,323                     -
Notes payable due to finance company with
 an interest rate of 10.5%, due in monthly
 installments through February, 2000.            59,845                25,985
                                            $38,918,212           $14,745,196
Less:
Amount due within one year                  (16,063,535)           (1,285,364)
                                            $22,854,677           $13,459,832

The Finova loans require compliance with certain covenants, financial and otherwise, as defined in the loan agreements, including maintaining a minimum consolidated net worth; a minimum earnings, before interest taxes, depreciation and amortization coverage ratio; and a total liabilities to consolidated net worth coverage ratio, by both Lynton Jet, as borrower, and Lynton Group, Inc. as guarantor. At March 31, 1998 Lynton Group, Inc. was in technical default of its total liabilities to consolidated net worth coverage ratio. This default was cured, within the period allowed to remedy default under article 7.1.2 of the loan agreement, as two of the aircraft held in stock at March 31, 1998 were sold by April 8, 1998 and the outstanding associated liabilities repaid in full.

                  LYNTON GROUP, INC., AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS
                             MARCH  31, 1998


Note 4.  EARNINGS PER SHARE

                              Three Months Ended           Six Months Ended
                                   March 31,                   March 31,
                               1998         1997          1998         1997
Weighted average shares of
 Common Stock outstanding    6,394,872    6,394,872     6,394,872    6,394,872

Average shares outstanding
-Basic earnings per share    6,394,872    6,394,872     6,394,872    6,394,872

Weighted average shares of
 Common Stock outstanding    6,394,872    6,394,872     6,394,872    6,394,872
Weighted average of Common
 Stock equivalents (1)         431,299            -       431,299            -
Assumed conversion of 10%
 Senior Subordinated
 Convertible Debentures (1)    432,445            -       432,445            -
Assumed conversion of 8%
 Subordinated Convertible
 Debentures (1)              3,163,648            -     3,163,648            -
Average shares outstanding
-Diluted earnings per share 10,422,264    6,394,872    10,422,264    6,394,872

BASIS EARNINGS PER SHARE:
Average shares outstanding   6,394,872    6,394,872     6,394,872    6,394,872
Net (loss) income available
 to common shareholders      $(163,229)    $301,102       $29,144     $446,517
Per share amount                $(0.03)       $0.05         $0.00        $0.07

DILUTED EARNINGS PER SHARE:
Average shares outstanding  10,422,264    6,394,872    10,422,264    6,394,872
Net (loss) income            $(163,229)    $301,102       $29,144     $446,517
Plus effect of dilutive
 securities                    175,774            -       177,718            -
Net income available to
 common shareholders plus
 assumed conversions           $12,545     $301,102      $206,862     $446,517
Per share amount                 $0.00        $0.05         $0.02        $0.07

(1) Certain options to purchase shares of Common Stock of the Company, and the Convertible Debentures have a an exercise price below the fair value of common stock for the three and six months ended March 31, 1998, had a dilutive effect on earnings per share and are, therefore included on a weighted average basis in the calculation of diluted earnings per share. Fair market value has been computed using the weighted average market price of shares traded in the three and six months ended March 31, 1998.

PART  1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Pursuant to a Share Sale and Purchase Agreement dated December 5, 1997 among Lynton Group, Inc. (the "Company"), Lynton Group Limited, a company organized under the laws of England and a wholly-owned subsidiary of the Company ("Limited"), and The General Electric Company p.l.c., the owner of all the shares of capital stock of Magec Aviation Limited, a company organized under the laws of England ("Magec"), the Company through Limited acquired on December 23, 1997 all of the issued and outstanding shares of capital stock of Magec. The purchase price for Magec was 17,000,000 Pounds Sterling paid in cash (see Liquidity and Capital Resources for details of financing) and has been accounted for as a purchase. Magec operates from hangars, workshops and office facilities of approximately 65,000 square feet at London Luton Airport, England. Magec provides a full range of services for users of corporate aircraft including refueling and handling, charter, engineering, management and maintenance services for corporate aircraft. The acquisition has more than doubled the total asset base of the Company since September 30, 1997. The purpose of the acquisition is to enhance the long term earnings ability of the Company by enlarging the asset base of the UK operations. The acquisition has resulted in the expansion of the Company's fixed wing aviation capability as well as providing a complimentary facility to the fixed base operation at Morristown Municipal Airport, New Jersey.

On February 27, 1998 the Company, through Lynton Jet Centre, Inc. ("Lynton Jet"), a wholly-owned subsidiary of the Company, acquired for $1,798,000 in cash (including acquisition costs) substantially all the assets of Jet Systems, including its ground lease on a hangar facility, located at Morristown Municipal Airport, Morristown, New Jersey (the "Jet System Acquisition"), pursuant to an Asset Purchase Agreement between 41 North 73 West Inc. d/b/a Jet Systems and Lynton Jet. The purchase will enable Lynton Jet to provide additional FBO facilities for corporate aircraft users of Morristown Municipal Airport.

RESULTS OF OPERATIONS

REVENUES & OPERATING INCOME

Revenues for the three and six months ended March 31, 1998 increased to $10,706,000 and $17,616,000 from revenues of $6,212,000 and $12,083,000 for the comparable fiscal 1997 periods, an increase of $4,494,000 and $5,533,000 or 72% and 46% respectively. This increase is primarily attributable to the inclusion from January 1, 1998 of the revenues for Magec of $4,616,000 along with increase in fuel sales volume and tenant occupancy at the Company's US fixed base operation, offset by reduced maintenance revenues.

Operating income for the three months ended March 31, 1998 decreased to $593,000 compared to operating income of $595,000 for the three months ended March 31, 1997, a decrease of $2,000 but increased for the six months ended March 31, 1998 to $1,148,000 compared to operating income of $1,001,000 for the six months ended March 31, 1997, an increase of $147,000. The increase in the six months ended March 31, 1998 primarily consists of increased operating income from the fixed base operation in the US and charter operations in the UK, partly offset by the increase in depreciation and amortization expense.

Management believe the level of activity between the date of acquisition of Magec and December 31, 1997 is not material and therefore has consolidated the results of operations for Magec with effect from January 1, 1998. The annualized effect of the consolidation of Magec will be to increase revenues by approximately $20,000,000 per annum and increase operating income by approximately $1,300,000 compared to historical revenues of $25,000,000 and operating income $2,500,000.



INTEREST

Interest expense for the three and six months ended March 31, 1998 increased to $724,000 and $1,038,000 compared to interest expense of $274,000 and $515,000 for the comparable fiscal 1997 periods, an increase of $450,000 and $523,000 respectively. This increase results from higher levels of borrowings specifically relating to the acquisition of Magec and one months interest charge relating to the additional borrowings for the Jet Systems acquisition.

As a direct result of the debt finance (see Liquidity and Capital Resources) raised to purchase Magec, the Company's interest expense will increase by approximately $1,500,000 per annum.

NET INCOME

The Company had a net loss for the three months ended March 31, 1998 of $163,000 compared to a net income of $301,000 for the comparable fiscal 1997 period, a decrease of $464,000. For the six months ended March 31, 1998 the Company had net income of $29,000 compared to net income of $447,000 for the comparable fiscal 1997 period, a decrease of $418,000. This net decrease is primarily the result of the increased amortization and interest expense as discussed above.

The proforma effect on per share earnings for the six months ended March 31, 1998 would have been to reduce the basic net income per share from $0.00 to a basic loss per share of $(0.03) and to reduce the diluted income per share from $0.02 to a diluted net loss per share of $(0.02).


LIQUIDITY AND CAPITAL RESOURCES

In October 1997, the Company sold its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG for approximately $1,307,000. Under the purchase agreement, the aggregate purchase price is payable in two payments, the first of which was received in November 1997. The final payment is due on July 31, 1998 and the investment held for resale has been included in accounts receivable.

At March 31, 1998, the Company had a working capital deficit of $1,925,000 as compared to a working capital deficit of $1,051,000 at September 30, 1997, an decrease in working capital of $874,000. This decrease in working capital is primarily attributable to increase in current portion of long term debt specifically relating to the Magec acquisition of $1,800,000 and the reclassification under current liabilities at March 31, 1998 of $795,000 for the retirement of the Company's senior subordinated convertible debentures in December 1998, offset by an increase in aircraft held for resale.

In connection with the acquisition of Magec, the consideration paid was 17,000,000 Pounds Sterling (equal to $28,288,000) paid in cash. The funds used to purchase Magec (including acquisition costs) included bank financing in the principal amount of 12,827,000 Pounds Sterling (equal to $21,344,000) with the balance of purchase price from debt financing as follows: (i) promissory notes (the "December 1999 Notes") in the aggregate principal amount of $1,664,000 due on December 23, 1999, with interest at 12.0% per annum, issued and sold to entities which may be deemed affiliates of Paul R. Dupee Jr., Chairman of the Board and a director of the Company; (ii) a non interest bearing loan in the principal amount of $1,353,000 due on December 23, 1998, pursuant to an Option Agreement entered into between Magec and an unrelated party to acquire a certain aircraft owned by Magec, and (iii) 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816,000 (the "Debentures") issued and sold to certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties. The Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (the "Conversion Price") once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock. The Conversion Price will be subject to adjustment upon the occurrence of certain events, which include, among other things, the issuance of Common Stock or the issuance of securities convertible into or exchangeable for shares of Common Stock (with certain exceptions as set forth in the Debentures) at less than the then current market price of the Common Stock, in which event the Conversion Price will be reduced
(i) proportionately by the difference between the then current market price and the offering price if such offering price is greater than the then Conversion Price or (ii) to equal the offering price if such offering price is less than the then Conversion Price. In addition, the Company may from time to time reduce the Conversion Price by any amount for any period of time if the period is at least 20 days and if the reduction is irrevocable during the period, provided that in no event may the Conversion Price be less than the par value of a share of Common Stock.

Subsequent to the quarter ended March 31, 1998, the December 1999 Notes (in the principal amount of $1,664,000) were repaid in full as a result of the sale of a certain aircraft by Magec for the purchase price of $7,250,000. In connection therewith, certain other bank indebtedness in the amount of $4,998,000 was repaid, and Westbury Properties Corp. (which may be deemed an affiliate of the company's Chairman of the Board) which entity held an option to acquire said aircraft for the price of $6,664,000 surrendered its option over said aircraft in return for a sum equal to the difference between the purchase price ($7,250,000) and the option price ($6,664,000).

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

The Finova loans require compliance with certain covenants, financial and otherwise, as defined in the loan agreements, including maintaining a minimum consolidated net worth; a minimum earnings, before interest taxes, depreciation and amortization coverage ratio; and a total liabilities to consolidated net worth coverage ratio, by both Lynton Jet, as borrower, and Lynton Group, Inc. as guarantor. At March 31, 1998 Lynton Group, Inc. was in technical default of its total liabilities to consolidated net worth coverage ratio. This default was cured, within the period allowed to remedy default under article 7.1.2 of the loan agreement, as two of the aircraft held in stock at March 31, 1998 were sold by April 8, 1998 and the outstanding associated liabilities repaid in full.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None (other than referred to in Part 1, Item 2, Management's Discussion and Analysis).

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

PART  II - OTHER INFORMATION CONTINUED


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

11.0 Statement re Computation of Per Share Earnings

(B) Reports on Form 8-K

Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 1998:

None.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LYNTON GROUP, INC.


Dated: May 15, 1998            By: /S/ CHRISTOPHER TENNANT
                                   Christopher Tennant, President
                                   and Chief Executive Officer


Dated: May 15, 1998            By: /S/ PAUL A. BOYD
                                   Paul A. Boyd, Secretary, Treasurer and
                                   Principal Financial Officer

Exhibit 11 - Computation of per share earnings


                            LYNTON GROUP, INC. AND SUBSIDIARIES
                             COMPUTATION OF EARNINGS PER SHARE
                  For the three and six months ended March 31, 1998 and 1997
                                       (Unaudited)

                              Three Months Ended           Six Months Ended
                                   March 31,                   March 31,
                               1998         1997          1998         1997
Weighted average shares of
 Common Stock outstanding    6,394,872    6,394,872     6,394,872    6,394,872

Average shares outstanding
-Basic earnings per share    6,394,872    6,394,872     6,394,872    6,394,872

Weighted average shares of
 Common Stock outstanding    6,394,872    6,394,872     6,394,872    6,394,872
Weighted average of Common
 Stock equivalents (1)         431,299            -       431,299            -
Assumed conversion of 10%
 Senior Subordinated
 Convertible Debentures (1)    432,445            -       432,445            -
Assumed conversion of 8%
 Subordinated Convertible
 Debentures (1)              3,163,648            -     3,163,648            -
Average shares outstanding
-Diluted earnings per share 10,422,264    6,394,872    10,422,264    6,394,872

BASIS EARNINGS PER SHARE:
Average shares outstanding   6,394,872    6,394,872     6,394,872    6,394,872
Net (loss) income available
 to common shareholders      $(163,229)    $301,102       $29,144     $446,517
Per share amount                $(0.03)       $0.05         $0.00        $0.07

DILUTED EARNINGS PER SHARE:
Average shares outstanding  10,422,264    6,394,872    10,422,264    6,394,872
Net (loss) income            $(163,229)    $301,102       $29,144     $446,517
Plus effect of dilutive
 securities                    175,774            -       177,718            -
Net income available to
 common shareholders plus
 assumed conversions           $12,545     $301,102      $206,862     $446,517
Per share amount                 $0.00        $0.05         $0.02        $0.07

(1) Certain options to purchase shares of Common Stock of the Company, and the Convertible Debentures have a an exercise price below the fair value of common stock for the three and six months ended March 31, 1998, had a dilutive effect on earnings per share and are, therefore included on a weighted average basis in the calculation of diluted earnings per share. Fair market value has been computed using the weighted average market price of shares traded in the three and six months ended March 31, 1998.