Form 10-Q
period 1998-06-30
LYNTON GROUP INC
filed 1998-08-14
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JUNE 30, 1998

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

                  Common, $.30 par value per share: 6,394,872
                        Outstanding as of JULY 31, 1998

                        Part 1 - FINANCIAL INFORMATION


                      LYNTON GROUP, INC. AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION


                          PERIOD ENDED JUNE 30, 1998


                  ITEM                                                 PAGE

Item 1 - Financial Statements:

     Condensed Consolidated Balance Sheets -
           June 30, 1998 and September 30, 1997                          3

     Condensed Consolidated Statements of Operations -
           For the Three and Nine months ended June 30, 1998 and 1997    4

     Condensed Consolidated Statements of Cash Flows -
           For the Nine months ended June 30, 1998 and 1997              5

           Notes to Condensed Consolidated Financial Statements       6-10


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                   11-14

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30,              September 30,
                                              1998                    1997
                                           (Unaudited)              (Audited)
Assets
Current assets:
Cash                                       $1,296,173                $726,645
Accounts receivable                         5,191,863               3,268,879
Investment in jointly-owned company
 held for resale                                    -               1,222,620
Inventories                                 1,425,050                 803,677
Aircraft held for resale                    5,450,000                       -
Prepaids and other current assets             589,666                 214,124
Total current assets                       13,952,752               6,235,945

Property, plant and equipment              33,565,230              18,045,935
Less accumulated depreciation
 and amortization                           5,861,294               4,652,703
                                           27,703,936              13,393,232
Funds held in escrow                          150,000                 150,000
Aircraft held for resale                            -               1,870,233
Long-term ground lease, less
 accumulated amortization                   2,223,135               1,933,861
Goodwill, less accumulated amortization     9,352,887               2,155,007
Other assets and deferred charges, less
 accumulated amortization                     696,787                 484,970
                                          $54,079,497             $26,223,248

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued liabilities   $6,012,269              $4,201,508
Advances from customers and deferred
 revenue                                    1,363,148               1,761,950
Current portion of capital lease
 obligations                                   53,509                  38,480
Current portion of debt on aircraft
 held for resale                            3,328,322                       -
Current portion of other long-term debt     3,830,070               1,285,364
Total current liabilities                  14,587,318               7,287,302

Long term debt, less current portion       22,859,562              13,459,832
Subordinated convertible debentures         6,021,499                       -
Deferred revenue                              540,000                 720,000
Obligations under capital leases, less
 current portion                               60,634                  69,071
Deferred income taxes                       4,825,842                 163,183
Stockholders' equity:
Common stock                                1,918,462               1,918,462
Additional paid-in capital                  9,779,823               9,779,823
Accumulated deficit                        (6,508,739)             (7,141,115)
Translation adjustment                          6,444                 (21,962)
                                            5,195,990               4,535,208
Common stock held in treasury                 (11,348)                (11,348)
Total stockholders' equity                  5,184,642               4,523,860
                                          $54,079,497             $26,223,248

SEE ACCOMPANYING NOTES.

                           LYNTON GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                       (UNAUDITED)

                            Three Months Ended           Nine Months Ended
                                 June 30                      June 30
                        ------------------------     -------------------------
                            1998         1997            1998          1997
                        -----------   ----------     -----------   -----------
Net revenues            $14,344,481   $6,428,379     $31,960,538   $18,511,661
Expenses:
Direct costs             10,894,680    4,735,813      24,474,616    13,997,248
Selling, general and
 administrative           1,467,293      833,429       3,525,345     2,247,634
Depreciation                503,007      172,420       1,159,756       515,615
Amortization of goodwill
 and ground lease           172,611       31,918         345,654        95,755
Operating income          1,306,890      654,799       2,455,167     1,655,409

Amortization of debt discount
 and issuance costs          33,685       19,336          77,259        58,010
Interest                    645,084      308,462       1,683,043       823,881
Income before provision
 for income taxes           628,121      327,001         694,865       773,518
Income tax provision         24,889       44,000          62,489        44,000
Net income attributable
 to Common Stock           $603,232     $283,001        $632,376      $729,518

Net income per share of Common Stock :
  Basic                       $0.09        $0.04           $0.10         $0.11
  Diluted                     $0.06        $0.04           $0.08         $0.11

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the nine months ended June 30, 1998 and 1997
                                             (Unaudited)

                                              1998                    1997
Cash flows from operating activities:
Net income                                   $632,376                $729,518
Adjustments to reconcile net income to
 cash provided by operating activities:
Depreciation and amortization               1,582,669                 669,380
Change in certain assets and liabilities:
Accounts receivable                         1,301,364                 455,536
Due from/to affiliates (net)                        -                 (30,015)
Inventories                                   (71,002)                (30,597)
Prepaids and other assets                    (183,189)                193,758
Accounts payable and accrued expenses        (206,473)               (966,450)
Advances from customers and
 deferred revenues                           (608,568)               (554,836)
Net cash provided by operating activities   2,447,177                 466,294

Cash flow from investing activities:
Cash paid for Magec Aviation and related
 acquisition costs                        (30,294,785)                      -
Cash paid for Jet Systems Acquisition
 and related costs                         (1,864,076)                      -
Cash received for sales of aircraft
 held for resale                            8,564,000                       -
Capital expenditures (net)                   (307,436)               (312,193)
Net cash used by investing activities     (23,902,297)               (312,193)

Cash flow from financing activities:
Capital lease obligations (net)                 6,592                  45,898
Proceeds from financing for Magec
 Aviation acquisition                      30,177,451                       -
Proceeds from financing for Jet Systems
 acquisition                                1,625,000                       -
Proceeds from other debt financing          1,540,789                       -
Repayment of notes payable and
 long-term debt                           (12,048,983)               (844,564)
Net cash provided (used) by financing
 activities                                21,300,849                (798,666)
Effect of exchange rate changes on cash        28,403                  47,281
Decrease in cash                             (125,868)               (597,284)
Cash, beginning of period                     726,645               1,268,475
Cash, end of period                          $600,777                $671,191

Supplemental Information :
Interest Paid                              $1,405,523                $788,671
Taxes Paid                                   $171,105                $110,880

SEE ACCOMPANYING NOTES.

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                 JUNE 30, 1998


Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. The balances as of September 30, 1997 in the accompanying balance sheets have been derived from the audited financial statements as of such date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Lynton Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 1997.


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

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                 JUNE 30, 1998


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

In connection with the aforesaid financing, an Option Agreement was entered into between Magec and Westbury Properties Corporation ("Westbury"), which may be deemed an affiliate of Paul R. Dupee, Jr., Chairman of the Board and a director of the Company, whereby Westbury was granted an option expiring December 23, 1999 to acquire a certain aircraft owned by Magec for the purchase price of $6,664,000. During the quarter ended June 30, 1998 the said aircraft was sold by Magec for the purchase price of $7,250,000. In connection therewith, the December 1999 Notes including accrued interest thereon were paid in full, certain other bank indebtedness in the amount of $4,998,000 was repaid and Westbury surrendered its option over said aircraft in return for a sum equal to the difference between the purchase price ($7,250,000) and the option exercise price ($6,664,000).

     Also, in connection with the aforesaid financing, an Option Agreement was entered into between Magec and an unrelated party to acquire a certain aircraft owned by Magec for the purchase price of $5,450,000. On June 19, 1998 the terms of the Option Agreement were amended to allow for a further advance of $1,500,000 followed by additional further advances on certain dates in accordance with the payment schedule included in the Option Agreement. The further advances will be utilized to repay certain bank borrowings of Lynton Group Limited. The first further advance under the Option Agreement of $1,500,000 was received by Magec in accordance with the revised terms of the Option Agreement and was immediately utilized to repay certain bank borrowings of Lynton Group Limited.

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

     The Debentures bear interest at the rate of 8.0% per annum, payable semi-annually in arrears on the first day of June and December of each year with the first such payment due on June 1, 1998, provided, however, that in lieu of paying such interest in cash, the Company may, at its option, pay interest for any interest payment date occurring before December 23, 1999 by adding the amount of such interest to the outstanding principal amount due thereunder (the "PIK Interest"). In such event, any such PIK Interest when so added shall be deemed part of the principal indebtedness for purposes of determining amounts which may be convertible into shares of Common Stock. The Company has exercised this option with respect to the interest payments due June 1, 1998 so such PIK Interest resulting therefrom has been added and is now deemed part of the principal indebtedness for purposes of determining amounts which may be convertible into shares of Common Stock.

Assuming the acquisition of Magec had occurred on October 1, 1996 the Company's pro forma (unaudited) net revenue, net income, basic and diluted income per share for the three and nine months ended June 30, 1998 and 1997 are estimated to have been as follows:

                                       Three Months Ended    Nine Months Ended
$000s                                        June 30,             June 30,
                                       ------------------    -----------------
                                          1998      1997       1998      1997
                                       --------   -------    -------   -------
Revenue                                 $14,344   $11,822    $37,574   $34,550
Net income                                 $603      $237       $398       $58
Basic income per common share             $0.09     $0.03      $0.06     $0.00
Diluted income per common share           $0.06     $0.03      $0.03     $0.00



On February 27, 1998 the Company, through Lynton Jet Centre, Inc. ("Lynton Jet"), a wholly-owned subsidiary of the Company, acquired for $1,864,000 in cash (including acquisition costs) substantially all the assets of Jet Systems, including its ground lease on a hangar facility, located at Morristown
Municipal Airport, Morristown, New Jersey (the "Jet System Acquisition"), pursuant to an Asset Purchase Agreement between 41 North 73 West Inc. d/b/a Jet Systems and Lynton Jet. The funds used to purchase Jet Systems included bank financing from Finova Capital Corporation in the principal amount of $1,625,000. The purchase price allocation is based on the following:

Tangible fixed assets                     $1,175,000
Covenant not to compete                       50,000
Ground lease                                 400,000
Acquisition costs                            239,000
Purchase price                            $1,864,000

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                 JUNE 30, 1998


Note 3.LONG TERM DEBT

Long-term debt consists of the following:

                                           June 30,              September 30,
                                             1998                    1997
                                          (Unaudited)              (Audited)

Mortgage due to bank with interest
 at Sterling LIBOR rate (7.19% at
 September 30, 1997) plus 2.0%, due
 in monthly installments through
 April, 2001.                                        $-              $210,866
Mortgage Note payable to Massachusetts
 Mutual Life Insurance Company with an
 interest rate of 6.69% due in monthly
 installments through January 3, 2006.        7,036,776             7,485,990
Mortgage Note payable to Finova Capital
 Corp. with an interest rate of 10.7%
 due in monthly installments through
 December 1, 2004, with a final
 installment payment of $1,400,000 due
 December 1, 2004.                            3,665,022             3,820,525
Mortgage note payable to Finova Capital
 Corp. with an interest rate of 10.1%
 due in monthly installments through
 February 1, 2003 with a final
 installment payment of $568,750 due
 March 1, 2003.                               1,583,843                     -
Senior Subordinated Convertible Debentures
 with interest at 10%, payable on
 December 31, 1998.                             795,000               795,000
Note payable to finance company with
 interest at Sterling LIBOR rate (7.19% at
 September 30, 1997) plus 3.5% payable in
 monthly installments through August, 2000.     400,200               536,597
Aircraft financing note payable to finance
 company with an interest rate of 10.0%
 with principal due every six months and
 interest due every four months through
 January 20, 1999, with a final installment
 payment of $1,589,698 due January 20, 1999.          -             1,870,233
Notes payable to Bank of Scotland with
 interest at Sterling LIBOR rate plus 2.25%
 payable in installments through September
 2002.                                       13,627,298                     -
Loan note payable to third party at zero
 interest, pursuant to an Option Agreement
 to purchase an aircraft (see Note 2.)        2,853,322                     -
Notes payable due to finance company with
 an interest rate of 10.5%, due in monthly
 installments through February, 2000.            56,493                25,985
                                            $30,017,954           $14,745,196

Less:
Amount due within one year                   (7,158,392)           (1,285,364)
                                            $22,859,562           $13,459,832

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

During 1998, the Company repaid the Sterling mortgage note in the amount of $211,000, referenced above, with a portion of the proceeds received from the Bank of Scotland for the acquisition of Magec. The Company also repaid the aircraft financing note and its related accrued interest in the amount of $1,840,034, from the proceeds of the sale of such aircraft for $1,900,000.

                  LYNTON GROUP, INC., AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS
                              JUNE 30, 1998


Note 4.  EARNINGS PER SHARE

                              Three Months Ended         Nine Months Ended
                                   June 30,                   June 30,
                            ----------------------     ----------------------
                               1998        1997           1998        1997
                            ----------  ----------     ----------   ---------
Weighted average shares of
 Common Stock outstanding    6,394,872   6,394,872      6,394,872   6,394,872
                                     -           -              -           -
Average shares outstanding
 - Basic earnings per share  6,394,872   6,394,872      6,394,872   6,394,872

Weighted average shares of
 Common Stock outstanding    6,394,872   6,394,872      6,394,872   6,394,872
Weighted average of Common
 Stock equivalents (1)         582,272           -        582,272           -
Assumed conversion of 10%
 Senior Subordinated
 Convertible Debentures (1)    553,297           -        553,297           -
Assumed conversion of 8%
 Subordinated Convertible
 Debentures (1)(2)           4,047,766           -      4,047,766           -
Average shares outstanding
 - Diluted earnings
 per share                  11,578,207   6,394,872     11,578,207   6,394,872

BASIC EARNINGS PER SHARE :
Average shares outstanding   6,394,872   6,394,872      6,394,872   6,394,872
Net income available to
 common shareholders          $603,232    $283,001       $632,376    $729,518
Per share amount                 $0.09       $0.04          $0.10       $0.11

DILUTED EARNINGS PER SHARE :
Average shares outstanding  11,578,207   6,394,872     11,578,207   6,394,872
Net income                    $603,232    $283,001       $632,376    $729,518
Plus effect of dilutive
 securities                    109,564           -        287,282           -
Net income available to
 common shareholders plus
 assumed conversions          $712,796    $283,001       $919,658    $729,518
Per share amount                 $0.06       $0.04          $0.08       $0.11

(1) Certain options to purchase shares of Common Stock of the Company, and the Convertible Debentures have a an exercise price below the fair value of common stock for the three and nine months ended June 30, 1998, had a dilutive effect on earnings per share and are, therefore included on a weighted average basis in the calculation of diluted earnings per share. Fair market value has been computed using the weighted average market price of shares traded in the three and nine months ended June 30, 1998.
(2) The 8% Convertible Debentures have an exercise price below the fair value of common stock for the three and nine months ended June 30, 1998. These Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (subject to adjustment upon the occurrence of certain events) once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock. Although no assurances can be given, management is not aware of any reasons that would cause the aforementioned transaction not to occur.

PART  I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Pursuant to a Share Sale and Purchase Agreement dated December 5, 1997 among Lynton Group, Inc. (the "Company"), Lynton Group Limited, a company organized under the laws of England and a wholly-owned subsidiary of the Company ("Limited"), and The General Electric Company p.l.c., the owner of all the shares of capital stock of Magec Aviation Limited, a company organized under the laws of England ("Magec"), the Company through Limited acquired on December 23, 1997 all of the issued and outstanding shares of capital stock of Magec. The purchase price for Magec was 17,000,000 Pounds Sterling paid in cash (see Liquidity and Capital Resources for details of financing) and has been accounted for as a purchase. Magec operates from hangars, workshops and office facilities of approximately 65,000 square feet at London Luton Airport, England. Magec provides a full range of services for users of corporate aircraft including refueling and handling, charter, engineering, management and maintenance services for corporate aircraft. The acquisition has more than doubled the total asset base of the Company since September 30, 1997. The purpose of the acquisition is to enhance the long-term earnings ability of the Company by enlarging the asset base of the UK operations. The acquisition has resulted in the expansion of the Company's fixed wing aviation capability as well as providing a complimentary facility to its fixed base operation at Morristown Municipal Airport, New Jersey.

On February 27, 1998 the Company, through Lynton Jet Centre, Inc. ("Lynton Jet"), a wholly-owned subsidiary of the Company, acquired for $1,864,000 in cash (including acquisition costs) substantially all the assets of Jet Systems, including its ground lease on a hangar facility, located at Morristown Municipal Airport, Morristown, New Jersey (the "Jet System Acquisition"), pursuant to an Asset Purchase Agreement between 41 North 73 West Inc. d/b/a Jet Systems and Lynton Jet. The purchase will enable Lynton Jet to provide additional FBO facilities for corporate aircraft users of Morristown Municipal Airport.

On July 28, 1998 the Company filed with the Securities and Exchange Commission (the "Commission") a Preliminary Information statement in connection with action proposed to be taken by written consent of stockholders with respect to certain matters including a proposed reverse stock split of the Company's Common Stock. If the proposed reverse stock split is effected, the Company expects to have fewer than 300 stockholders and the Company expects to cease the filing of certain reports with the Commission. Such Preliminary Information Statement is subject to change and is subject to the review and comments of the Commission. There can be no assurances that the actions contemplated thereby will be undertaken. In addition, in the event the Company completes the proposed reverse stock split, the Company may change the Company's legal domicile to outside of the United States, attempt to effect a public offering in the United Kingdom and have its securities listed on the London Stock Exchange. There can be no assurance that the Company will attempt to effect any or all of the foregoing transactions or, if attempted, that any of such transactions will be successfully completed.

RESULTS OF OPERATIONS

REVENUES & OPERATING INCOME

Revenues for the three and nine months ended June 30, 1998 increased to $14,344,000 and $31,961,000 from revenues of $6,428,000 and $18,512,000 for the comparable fiscal 1997 periods, an increase of $7,916,000 and $13,449,000 or 123% and 73% respectively. This increase is primarily attributable to the inclusion from January 1, 1998 of the revenues for Magec of $10,715,000 along with increase in fuel sales volume and tenant occupancy at the Company's US fixed base operation, offset by reduced revenues in the UK maintenance operations.

Operating income for the three and nine months ended June 30, 1998 increased to $1,307,000 and $2,455,000 compared to operating income of $655,000 and $1,655,000 for the comparable fiscal 1997 periods, an increase of $652,000 and $800,000. This increase is primarily attributable to the inclusion from January 1, 1998 of the operating income for Magec of $685,000 along with increased operating income from the fixed base operation in the US and charter operations in the UK, partly offset by reduced operating income from UK maintenance operations and the increase in depreciation and amortization expense.

Management believes the level of activity between the date of acquisition of Magec and December 31, 1997 is not material and therefore has consolidated the results of operations for Magec with effect from January 1, 1998. The annualized effect of the consolidation of Magec will be to increase revenues by approximately $20,000,000 per annum and increase operating income by approximately $1,300,000 compared to historical revenues of $25,000,000 and operating income $2,500,000.

INTEREST

Interest expense for the three and nine months ended June 30, 1998 increased to $645,000 and $1,683,000 compared to interest expense of $308,000 and $824,000 for the comparable fiscal 1997 periods, an increase of $337,000 and $859,000 respectively. This increase results from higher levels of borrowings specifically relating to the acquisitions of Magec and Jet Systems.

As a direct result of the debt finance (see Liquidity and Capital Resources) raised to purchase Magec, the Company's interest expense will increase by approximately $1,500,000 per annum.

NET INCOME

Net income for the three months ended June 30, 1998 was $603,000 compared to a net income of $283,000 for the comparable fiscal 1997 period, an increase of $320,000. Net income for the nine months ended June 30, 1998 was $632,000 compared to $730,000 for the comparable fiscal 1997 period, a decrease of $98,000. This net decrease is primarily the result of the increased amortization and interest expense as discussed above.

The proforma effect on per share earnings for the nine months ended June 30, 1998 would have been to reduce the basic net income per share from $0.10 to a basic net income per share of $0.00 and to reduce the diluted income per share from $0.08 to a diluted net income per share of $0.00.

LIQUIDITY AND CAPITAL RESOURCES

In October 1997, the Company sold its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG for approximately $1,307,000. Under the purchase agreement, the aggregate purchase price is payable in two payments, the first of which was received in November 1997. The final payment was due on July 31, 1998 and the investment held for resale has been included in accounts receivable. As of the date of this filing, the amount due has not yet been received. The Company, per the terms of the purchase agreement, is charging interest at the Sterling LIBOR rate (7.50% at June 30, 1998) plus 5.0%. Although no assurances can be given, management expects this amount to be received before the end of August 1998.

At June 30, 1998, the Company had a working capital deficit of $904,000 as compared to a working capital deficit of $1,051,000 at September 30, 1997, an increase in working capital of $147,000. This increase in working capital is primarily attributable to an increase in aircraft held for resale and other current assets, offset by an increase in the current portion of long term debt principally relating to the acquisition of Magec.

In connection with the acquisition of Magec, the consideration paid was 17,000,000 Pounds Sterling (equal to $28,288,000) paid in cash. The funds used to purchase Magec (including acquisition costs) included bank financing in the principal amount of 12,827,000 Pounds Sterling (equal to $21,344,000) with the balance of purchase price from debt financing as follows: (i) promissory notes (the "December 1999 Notes") in the aggregate principal amount of $1,664,000 due on December 23, 1999, with interest at 12.0% per annum, issued and sold to entities which may be deemed affiliates of Paul R. Dupee Jr., Chairman of the Board and a director of the Company; (ii) a non interest bearing loan in the principal amount of $1,353,000 due on December 23, 1998, pursuant to an Option Agreement entered into between Magec and an unrelated party to acquire a certain aircraft owned by Magec, and (iii) 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816,000 (the "Debentures") issued and sold to certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties. The Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (the "Conversion Price") once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock. The Conversion Price will be subject to adjustment upon the occurrence of certain events, which include, among other things, the issuance of Common Stock or the issuance of securities convertible into or exchangeable for shares of Common Stock (with certain exceptions as set forth in the Debentures) at less than the then current market price of the Common Stock, in which event the Conversion Price will be reduced
(i) proportionately by the difference between the then current market price and the offering price if such offering price is greater than the then Conversion Price or (ii) to equal the offering price if such offering price is less than the then Conversion Price. In addition, the Company may from time to time reduce the Conversion Price by any amount for any period of time if the period is at least 20 days and if the reduction is irrevocable during the period, provided that in no event may the Conversion Price be less than the par value of a share of Common Stock. The Debentures bear interest at the rate of 8.0% per annum, payable semi-annually in arrears on the first day of June and December of each year with the first such payment due on June 1, 1998, provided, however, that in lieu of paying such interest in cash, the Company may, at its option, pay interest for any interest payment date occurring before December 23, 1999 by adding the amount of such interest to the outstanding principal amount due thereunder (the "PIK Interest"). In such event, any such PIK Interest when so added shall be deemed part of the principal indebtedness for purposes of determining amounts which may be convertible into shares of Common Stock. The Company has exercised this option with respect to the interest payments due June 1, 1998 so such PIK Interest resulting therefrom has been added and is now deemed part of the principal indebtedness for purposes of determining amounts which may be convertible into shares of Common Stock.

During the quarter ended June 30, 1998, the December 1999 Notes (in the principal amount of $1,664,000) were repaid in full as a result of the sale of a certain aircraft by Magec for the purchase price of $7,250,000. In connection therewith, certain other bank indebtedness in the amount of $4,998,000 was repaid, and Westbury Properties Corp. (which may be deemed an affiliate of the company's Chairman of the Board) which entity held an option to acquire said aircraft for the price of $6,664,000 surrendered its option over said aircraft in return for a sum equal to the difference between the purchase price ($7,250,000) and the option price ($6,664,000).

     During the quarter ended June 30, 1998 the terms of the Option Agreement between Magec and an unrelated party were amended to allow for a further initial advance of $1,500,000 to be followed by further advances on certain payment dates in accordance with the payment schedule included in the Option Agreement. The further advances will be utilized to repay certain bank borrowings of Lynton Group limited. The first further advance under the Option Agreement of $1,500,000 was received by Magec in accordance with the revised terms of the Option Agreement and was immediately utilized to repay certain bank borrowings of Lynton Group Limited.

The Company is currently seeking certain debt financing and anticipates seeking additional equity and/or debt financing during the next twelve months although no assurance can be given that any such financing will be successfully completed. In connection therewith, the Company may effect such financing which may require an adjustment in the Conversion Price of the Debentures described above (as well as requiring an adjustment in other outstanding convertible debentures of the Company) or the Company may voluntarily decide to reduce the Conversion Price of any such instruments in order to encourage their conversion.

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

Item 2. CHANGES IN SECURITIES

As previously reported, on December 23, 1997, the Company acquired through Lynton Group Limited, a wholly-owned subsidiary of the Company, all of the issued and outstanding shares of capital stock of Magec Aviation Limited for a purchase price of 17,000,000 Pounds Sterling paid in cash. The Company obtained part of the purchase price through the sale of securities, which were not registered under the Securities Act of 1933, as amended (the "Act"). In connection therewith, and as of December 23, 1997, the Company issued and sold 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816,000 (the "Debentures") to certain accredited investors (as defined in Rule 501 under the Act) comprised of certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties. The Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (subject to adjustment upon the occurrence of certain events) once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock. No underwriter was engaged in connection with or participated in the foregoing sale of the Debentures. Sales of Debentures were made in reliance upon Section 4(2) and Regulation D of the Act. (See, also, Part I, Item 2, Management's Discussion and Analysis).

Item 3. DEFAULTS UPON SENIOR SECURITIES

None (other than referred to in Part I, Item 2, Management's Discussion and Analysis).

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

PART  II - OTHER INFORMATION CONTINUED


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

11.0 Statement re Computation of Per Share Earnings

(B) Reports on Form 8-K

Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 1998:

None.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LYNTON GROUP, INC.


Dated: AUGUST 14, 1998           By:  /S/ CHRISTOPHER TENNANT
                                      Christopher Tennant, President
                                      and Chief Executive Officer


Dated: AUGUST 14, 1998           By:  /S/ PAUL A. BOYD
                                      Paul A. Boyd, Secretary, Treasurer and
                                      Principal Financial Officer

Exhibit 11 - Computation of per share earnings


                            LYNTON GROUP, INC. AND SUBSIDIARIES
                             COMPUTATION OF EARNINGS PER SHARE
                  For the three and nine months ended June 30, 1998 and 1997
                                       (Unaudited)

                              Three Months Ended         Nine Months Ended
                                   June 30,                   June 30,
                            ----------------------     ----------------------
                               1998        1997           1998        1997
                            ----------   ---------     ----------   ---------
Weighted average shares of
 Common Stock outstanding    6,394,872   6,394,872      6,394,872   6,394,872
                                     -           -              -           -
Average shares outstanding
 - Basic earnings per share  6,394,872   6,394,872      6,394,872   6,394,872

Weighted average shares of
 Common Stock outstanding    6,394,872   6,394,872      6,394,872   6,394,872
Weighted average of Common
 Stock equivalents (1)         582,272           -        582,272           -
Assumed conversion of 10%
 Senior Subordinated
 Convertible Debentures (1)    553,297           -        553,297           -
Assumed conversion of 8%
 Subordinated Convertible
 Debentures (1)(2)           4,047,766           -      4,047,766           -
Average shares outstanding
 - Diluted earnings
 per share                  11,578,207   6,394,872     11,578,207   6,394,872

BASIC EARNINGS PER SHARE :
Average shares outstanding   6,394,872   6,394,872      6,394,872   6,394,872
Net income available to
 common shareholders          $603,232    $283,001       $632,376    $729,518
Per share amount                 $0.09       $0.04          $0.10       $0.11

DILUTED EARNINGS PER SHARE :
Average shares outstanding  11,578,207   6,394,872     11,578,207   6,394,872
Net income                    $603,232    $283,001       $632,376    $729,518
Plus effect of dilutive
 securities                    109,564           -        287,282           -
Net income available to
 common shareholders plus
 assumed conversions          $712,796    $283,001       $919,658    $729,518
Per share amount                 $0.06       $0.04          $0.08       $0.11

(1) Debentures have an exercise price below the fair value of common stock for the three and nine months ended June 30, 1998, had a dilutive effect on earnings per share and are, therefore included on a weighted average basis in the calculation of diluted earnings per share. Fair market value has been computed using the weighted average market price of shares traded in the three and nine months ended June 30, 1998.
(2) The 8% Convertible Debentures have an exercise price below the fair value of common stock for the three and nine months ended June 30, 1998. These Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (subject to adjustment upon the occurrence of certain events) once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock. Although no assurances can be given, management is not aware of any reasons that would cause the aforementioned transaction not to occur.