Form 10-Q/A
period 1998-03-31
LYNTON GROUP INC
filed 1998-11-02
CIK 27566

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
                                              (UNAUDITED)

                         Three Months Ended             Six Months Ended
                             March 31                      March 31
                        1998           1997           1998           1997
Net revenues         $10,706,086    $6,211,691     $17,616,057    $12,083,282
Expenses:
Direct costs           8,143,907     4,657,558      13,579,936      9,261,435
Selling, general and
 administrative        1,350,878       755,290       2,058,052      1,414,205
Depreciation             476,946       172,181         656,749        343,195
Amortization of goodwill
 and ground lease        141,089        31,913         173,043         63,837
Operating income         593,266       594,749       1,148,277      1,000,610

Amortization of debt
 discount and issuance
 costs                   24,237         19,337          43,574         38,674
Interest                723,558        274,310       1,037,959        515,419
(Loss) income before
 provision for income
 taxes                 (154,529)       301,102          66,744        446,517
Income tax provision      8,700              -          37,600              -
Net (loss) income
 attributable to
 Common Stock         $(163,229)      $301,102         $29,144       $446,517

Net (loss) income per share of Common Stock :
  Basic                  $(0.03)         $0.05           $0.00          $0.07
  Diluted                $(0.03)         $0.05           $0.00          $0.07

SEE ACCOMPANYING NOTES.

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                MARCH  31, 1998


Note 2. ACQUISITIONS

Assuming the acquisition of Magec had occurred on October 1, 1996 the Company's pro forma (unaudited) net revenue, net loss, basic and diluted loss per share for the three and six months ended March 31, 1998 and 1997 are estimated to have been as follows:

                          Three Months Ended            Six Months Ended
                               March 31,                    March 31,
                           1998          1997           1998          1997
Revenue                $10,706,000   $11,563,000    $23,230,000   $22,727,000
Net loss                 $(163,000)    $(126,000)     $(205,000)    $(179,000)
Basic loss per
 common share               $(0.03)       $(0.02)        $(0.03)       $(0.03)
Diluted loss per
 common share               $(0.03)       $(0.02)        $(0.03)       $(0.03)

                  LYNTON GROUP, INC., AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS
                             MARCH  31, 1998


Note 4.  EARNINGS PER SHARE

                              Three Months Ended           Six Months Ended
                                   March 31,                   March 31,
                               1998         1997          1998         1997
Weighted average shares of
 Common Stock outstanding    6,394,872    6,394,872     6,394,872    6,394,872

Average shares outstanding
-Basic earnings per share    6,394,872    6,394,872     6,394,872    6,394,872

Weighted average shares of
 Common Stock outstanding    6,394,872    6,394,872     6,394,872    6,394,872
Weighted average of Common
 Stock equivalents (1)               -            -       275,325            -
Assumed conversion of
  Convertible Debentures (2)         -            -             -            -
Average shares outstanding
-Diluted earnings per share  6,394,872    6,394,872     6,670,197    6,394,872

BASIS EARNINGS PER SHARE:
Average shares outstanding   6,394,872    6,394,872     6,394,872    6,394,872
Net (loss) income available
 to common shareholders      $(163,229)    $301,102       $29,144     $446,517
Per share amount                $(0.03)       $0.05         $0.00        $0.07

DILUTED EARNINGS PER SHARE:
Average shares outstanding   6,394,872    6,394,872     6,670,197    6,394,872
Net (loss) income            $(163,229)    $301,102       $29,144     $446,517
Plus effect of dilutive
 securities                          -            -             -            -
Net income available to
 common shareholders plus
 assumed conversions         $(163,229)    $301,102       $29,144     $446,517
Per share amount                $(0.03)       $0.05         $0.00        $0.07

(1) Certain options to purchase shares of Common Stock of the Company that have an excercise price below the average market price of common stock for the six months ended March 31, 1998, had a dilutive effect on earnings per share and are therefore included on a weighted average basis in the calculation of diluted earnings per share. These potential common shares would be antidilutive in the three months ended March 31, 1998 due to the net loss in the period and are therefore excluded from the calculation of diluted earnings per share in that period. Average market price has been computed using the weighted average market price of shares traded in the six months ended March 31, 1998.

(2) Certain convertible debentures of the Company, when calculated on an "if-converted" basis, would be antidilutive for the three and six months ended March 31, 1998 and are therefore excluded from the calculation of diluted earnings per share.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LYNTON GROUP, INC.


Dated: November 2, 1998            By: /S/ CHRISTOPHER TENNANT
                                       Christopher Tennant, President
                                       and Chief Executive Officer


Dated: November 2, 1998            By: /S/ PAUL A. BOYD
                                       Paul A. Boyd, Secretary, Treasurer and
                                       Principal Financial Officer

Exhibit 11 - Computation of per share earnings


                            LYNTON GROUP, INC. AND SUBSIDIARIES
                             COMPUTATION OF EARNINGS PER SHARE
                  For the three and six months ended March 31, 1998 and 1997
                                       (Unaudited)

                              Three Months Ended           Six Months Ended
                                   March 31,                   March 31,
                               1998         1997          1998         1997
Weighted average shares of
 Common Stock outstanding    6,394,872    6,394,872     6,394,872    6,394,872

Average shares outstanding
-Basic earnings per share    6,394,872    6,394,872     6,394,872    6,394,872

Weighted average shares of
 Common Stock outstanding    6,394,872    6,394,872     6,394,872    6,394,872
Weighted average of Common
 Stock equivalents (1)               -            -       275,325            -
Assumed conversion of
 Convertible Debentures (2)          -            -             -            -
Average shares outstanding
-Diluted earnings per share  6,394,872    6,394,872     6,670,197    6,394,872

BASIS EARNINGS PER SHARE:
Average shares outstanding   6,394,872    6,394,872     6,394,872    6,394,872
Net (loss) income available
 to common shareholders      $(163,229)    $301,102       $29,144     $446,517
Per share amount                $(0.03)       $0.05         $0.00        $0.07

DILUTED EARNINGS PER SHARE:
Average shares outstanding   6,394,872    6,394,872     6,670,197    6,394,872
Net (loss) income            $(163,229)    $301,102       $29,144     $446,517
Plus effect of dilutive
 securities                          -            -             -            -
Net income available to
 common shareholders plus
 assumed conversions         $(163,229)    $301,102       $29,144     $446,517
Per share amount                $(0.03)       $0.05         $0.00        $0.07

(1) Certain options to purchase shares of Common Stock of the Company that have an excercise price below the average market price of common stock for the six months ended March 31, 1998, had a dilutive effect on earnings per share and are therefore included on a weighted average basis in the calculation of diluted earnings per share. These potential common shares would be antidilutive in the three months ended March 31, 1998 due to the net loss in the period and are therefore excluded from the calculation of diluted earnings per share in that period. Average market price has been computed using the weighted average market price of shares traded in the six months ended March 31, 1998.

(2) Certain convertible debentures of the Company, when calculated on an "if-converted" basis, would be antidilutive for the three and six months ended March 31, 1998 and are therefore excluded from the calculation of diluted earnings per share.