Form 10-Q/A
period 1998-06-30
LYNTON GROUP INC
filed 1998-11-02
CIK 27566

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
                                       (UNAUDITED)

                            Three Months Ended           Nine Months Ended
                                 June 30                      June 30
                        ------------------------     -------------------------
                            1998         1997            1998          1997
                        -----------   ----------     -----------   -----------
Net revenues            $14,344,481   $6,428,379     $31,960,538   $18,511,661
Expenses:
Direct costs             10,894,680    4,735,813      24,474,616    13,997,248
Selling, general and
 administrative           1,467,293      833,429       3,525,345     2,247,634
Depreciation                503,007      172,420       1,159,756       515,615
Amortization of goodwill
 and ground lease           172,611       31,918         345,654        95,755
Operating income          1,306,890      654,799       2,455,167     1,655,409

Amortization of debt discount
 and issuance costs          33,685       19,336          77,259        58,010
Interest                    645,084      308,462       1,683,043       823,881
Income before provision
 for income taxes           628,121      327,001         694,865       773,518
Income tax provision         24,889       44,000          62,489        44,000
Net income attributable
 to Common Stock           $603,232     $283,001        $632,376      $729,518

Net income per share of Common Stock :
  Basic                       $0.09        $0.04           $0.10         $0.11
  Diluted                     $0.05        $0.04           $0.07         $0.11

SEE ACCOMPANYING NOTES.

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                 JUNE 30, 1998


Note 2. ACQUISITIONS

Assuming the acquisition of Magec had occurred on October 1, 1996 the Company's pro forma (unaudited) net revenue, net income, basic and diluted income per share for the three and nine months ended June 30, 1998 and 1997 are estimated to have been as follows:

                                       Three Months Ended    Nine Months Ended
$000s                                        June 30,             June 30,
                                       ------------------    -----------------
                                          1998      1997       1998      1997
                                       --------   -------    -------   -------
Revenue                                 $14,344   $11,822    $37,574   $34,550
Net income                                 $603      $237       $398       $58
Basic income per common share             $0.09     $0.03      $0.06     $0.00
Diluted income per common share           $0.05     $0.03      $0.04     $0.00

                  LYNTON GROUP, INC., AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS
                              JUNE 30, 1998


Note 4.  EARNINGS PER SHARE

                              Three Months Ended         Nine Months Ended
                                   June 30,                   June 30,
                            ----------------------     ----------------------
                               1998        1997           1998        1997
                            ----------  ----------     ----------   ---------
Weighted average shares of
 Common Stock outstanding    6,394,872   6,394,872      6,394,872   6,394,872
                                     -           -              -           -
Average shares outstanding
 - Basic earnings per share  6,394,872   6,394,872      6,394,872   6,394,872

Weighted average shares of
 Common Stock outstanding    6,394,872   6,394,872      6,394,872   6,394,872
Weighted average of Common
 Stock equivalents (1)         211,154           -        211,154           -
Assumed conversion of
 Convertible Debentures (2)  6,611,000           -      4,665,517           -
Average shares outstanding
 - Diluted earnings
 per share                  13,217,026   6,394,872     11,271,543   6,394,872

BASIC EARNINGS PER SHARE :
Average shares outstanding   6,394,872   6,394,872      6,394,872   6,394,872
Net income available to
 common shareholders          $603,232    $283,001       $632,376    $729,518
Per share amount                 $0.09       $0.04          $0.10       $0.11

DILUTED EARNINGS PER SHARE :
Average shares outstanding  13,217,026   6,394,872     11,271,543   6,394,872
Net income                    $603,232    $283,001       $632,376    $729,518
Plus effect of dilutive
 securities                     89,643           -        199,097           -
Net income available to
 common shareholders plus
 assumed conversions          $692,875    $283,001       $831,473    $729,518
Per share amount                 $0.05       $0.04          $0.07       $0.11

(1) Certain options to purchase shares of Common Stock of the Company that have an excercise price below the average market price of common stock for the three and nine months ended June 30, 1998, had a dilutive effect on earnings per share and are therefore included on a weighted average basis in the calculation of diluted earnings per share. Average market price has been calculated using the weighted average market price of shares traded in the three and nine months ended June 30, 1998.

(2) Certain convertible debentures of the Company, when calculated on an "if-converted" basis, had a dilutive effect on earnings per share for the three and nine months ended June 30, 1998 and are therefore included in the calculation of diluted earnings per share.

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


Dated: NOVEMBER 2, 1998           By:  /S/ CHRISTOPHER TENNANT
                                       Christopher Tennant, President
                                       and Chief Executive Officer


Dated: NOVEMBER 2, 1998           By:  /S/ PAUL A. BOYD
                                       Paul A. Boyd, Secretary, Treasurer and
                                       Principal Financial Officer

Exhibit 11 - Computation of per share earnings


                            LYNTON GROUP, INC. AND SUBSIDIARIES
                             COMPUTATION OF EARNINGS PER SHARE
                  For the three and nine months ended June 30, 1998 and 1997
                                       (Unaudited)

                              Three Months Ended         Nine Months Ended
                                   June 30,                   June 30,
                            ----------------------     ----------------------
                               1998        1997           1998        1997
                            ----------   ---------     ----------   ---------
Weighted average shares of
 Common Stock outstanding    6,394,872   6,394,872      6,394,872   6,394,872
                                     -           -              -           -
Average shares outstanding
 - Basic earnings per share  6,394,872   6,394,872      6,394,872   6,394,872

Weighted average shares of
 Common Stock outstanding    6,394,872   6,394,872      6,394,872   6,394,872
Weighted average of Common
 Stock equivalents (1)         211,154           -        211,154           -
Assumed conversion of
 Convertible Debentures (2)  6,611,000           -      4,665,517           -
Average shares outstanding
 - Diluted earnings
 per share                  13,217,026   6,394,872     11,271,543   6,394,872

BASIC EARNINGS PER SHARE :
Average shares outstanding   6,394,872   6,394,872      6,394,872   6,394,872
Net income available to
 common shareholders          $603,232    $283,001       $632,376    $729,518
Per share amount                 $0.09       $0.04          $0.10       $0.11

DILUTED EARNINGS PER SHARE :
Average shares outstanding  13,217,026   6,394,872     11,271,543   6,394,872
Net income                    $603,232    $283,001       $632,376    $729,518
Plus effect of dilutive
 securities                     89,643           -        199,097           -
Net income available to
 common shareholders plus
 assumed conversions          $692,875    $283,001       $831,473    $729,518
Per share amount                 $0.05       $0.04          $0.07       $0.11

(1) Certain options to purchase shares of Common Stock of the Company that have an exercise price below the average market price of common stock for the three and nine months ended June 30, 1998, had a dilutive effect on earnings per share and are therefore included on a weighted average basis in the calculation of diluted earnings per share. Average market price has been computed using the weighted average market price of shares traded in the three and nine months ended June 30, 1998.

(2) Certain convertible debentures of the Company, when calculated on an "if-converted" basis, had a dilutive effect on earnings per share for the three and nine months ended June 30, 1998 and are therefore included in the calculation of diluted earnings per share.