Form 10-K
period 1998-09-30
LYNTON GROUP INC
filed 1999-01-13
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended SEPTEMBER 30, 1998

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

As of December 31, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Registrant (1,075,486 shares) was approximately $268,872 (based upon the average bid and asked prices of such stock on December 15, 1998, the most recent date on which bid and ask prices were available). The number of shares outstanding of the Common Stock ($.30 par value) of the Registrant as of the close of business on January 12, 1999 was 6,394,872.

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

This report contains certain forward-looking statements that are based upon the beliefs and assumptions of, and information available to, the management of the Company at the time such statements are made. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Lynton Group, Inc. was incorporated in the State of Delaware in August 1971 under the name of Decair Corporation. In June 1989, the Company changed its name to Lynton Group, Inc. Prior to May 1989, the Company's operations consisted primarily of performing helicopter maintenance, management and charter services through its subsidiaries Ramapo Helicopters, Inc. ("Ramapo"), now known as Lynton Aircraft Maintenance Services, Inc. (and hereinafter referred to as "Lynton Maintenance") and Rockland Aviation, Inc. (later renamed Lynton Aviation Charter, Inc. ("Lynton Aviation Charter") and now known as LynStar Aviation, Inc. ("LynStar")).

In May 1989, the Company acquired (the "Limited Acquisition") all of the issued and outstanding shares of Lynton Group Limited, a company organized under the laws of England ("Limited"). Limited, a London based company founded in 1984, is currently a holding company with four wholly owned operating subsidiaries. Two of such subsidiaries are Lynton Aviation Limited ("Aviation Limited"), a wholly-owned subsidiary at the time of the Limited Acquisition, and European Helicopters Limited ("EHL"), a 40% owned affiliate at the time of the Limited Acquisition, each a company organized under the laws of England. In August 1990, the Company acquired (the "EHL Acquisition") the remaining 60% of the capital stock of EHL. Aviation Limited is primarily involved in the sale, management and charter of corporate helicopters and fixed wing aircraft while EHL is primarily involved in the rebuilding, sale and maintenance of corporate helicopters. See below for information on Limited's other two wholly owned subsidiaries, Magec Aviation Limited ("Magec") and Air Hanson Limited, acquired in December 1997 and September 1998, respectively.

Simultaneous with the consummation of the EHL Acquisition, Lynton Jet Centre, Inc. ("Lynton Jet"), a wholly-owned subsidiary of the Company incorporated in April 1990 under the laws of the State of New Jersey, acquired substantially all of the assets of the Linpro Jet Centre (the "Jet Centre"), including its ground lease on a hangar facility located at the Morristown Municipal Airport, Morristown, New Jersey (the "Jet Centre Acquisition"). The Jet Centre is a fixed base operation of approximately 132,000 square feet of hangar and office space, and provides hangarage and refueling services to corporate helicopters
and  fixed  wing aircraft at the Morristown Municipal Airport.   Following  the
acquisition, the Jet Centre was renamed the Lynton Jet Centre.

In August 1990, the Company incorporated a wholly-owned subsidiary, Lynton Aviation, Inc., a New Jersey corporation ("Lynton Aviation"), and in April 1992, incorporated a wholly-owned subsidiary, Lynton Aviation Services, Inc., a New Jersey corporation ("Lynton Services"), to provide aviation charter and management services and corporate aircraft sales services through operations based at the Lynton Jet.

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

In March 1994, the Company incorporated Lynton Properties, Inc., a New Jersey corporation and a special purpose wholly owned subsidiary of Lynton Jet ("Lynton Properties"), in order to effect a leasehold mortgage financing transaction.

In August 1995, substantially all the business, assets and liabilities of Dollar Air and Black Isle were transferred to a newly formed company, PLM Dollar Group Limited ("PDG"), a company organized under the laws of Scotland, in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of the transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited ("PLM") were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. PDG operates a fleet of helicopters from bases primarily in Scotland and England, and provides helicopter support services for industrial and utility applications in the United Kingdom. In October 1997, the Company sold its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG. All monies due and payable as a result of the sale have been received by the Company.

In fiscal 1997, the Company agreed to dissolve Lynton Aviation which had been in the business of providing aviation management services to HM Industries, Inc., an affiliate of HM Holdings, Inc. Such services terminated with the completion of the Debt Discharge Transaction in November 1996.

In  July  1997, the Company incorporated Lynton Aircraft Maintenance  Services,
Inc., a New Jersey corporation ("Lynton Maintenance"), in order to reincorporate Ramapo in the State of New Jersey (from the State of New York) and change its name to Lynton Maintenance. Such was effected in October 1998 pursuant to a merger of Ramapo into Lynton Maintenance with Lynton Maintenance being the surviving entity.

In December 1997, the Company acquired through Limited (the "Magec Acquisition") all of the issued and outstanding shares of Magec Aviation Limited, a company organized under the laws of England ("Magec"). Magec provides hangarage and refueling, charter, management, and maintenance services for corporate aircraft from its own exclusive terminal at London Luton Airport located in the London, England metropolitan area.

In February 1998, the Company acquired through Lynton Jet, substantially all of the assets of Jet Systems (the "Jet Systems Acquisition") including its ground lease on a hangar facility located at Morristown Municipal Airport, Morristown, New Jersey in order to supplement its then existing Jet Centre facility. Jet Systems provides hangarage and refueling services for corporate aircraft.

In September 1998, the Company acquired through Limited (the "Air Hanson Acquisition") all of the issued and outstanding shares of Air Hanson Limited, a company organized under the laws of England. At the time of the Air Hanson Acquisition, Air Hanson Limited owned Air Hanson Engineering Limited ("Air Hanson Engineering") and Air Hanson Aircraft Sales Limited ("Air Hanson Sales") both companies organized under the laws of England. Unless otherwise indicated by the context, the term "Air Hanson" refers to Air Hanson Limited, Air Hanson Engineering and Air Hanson Sales. Air Hanson is based at Blackbushe Airport in the United Kingdom where it occupies a facility of approximately 60,000 square feet and is principally engaged in the provision of the maintenance, sale, charter and management of corporate turbine helicopters and light fixed wing aircraft.

(b) Financial Information About Industry Segments

The Company primarily operates in one industry segment, i.e. aviation and aviation related services.

(c) Narrative Description of Business

FLIGHT OPERATIONS

In the United Kingdom, the Company, through Aviation Limited, Magec and Air Hanson, performs charter and management services for corporate helicopters and fixed wing aircraft. A typical management contract will require the Company to staff an aircraft with a crew and arrange for maintenance of the aircraft for a management fee. The Company in turn charters the aircraft to outside customers and pays to the owner of the aircraft a percentage of the revenues received. Contracts for management and general services may be canceled on a short-term basis. Management believes that the loss of any single management contract or charter customer in the United Kingdom would not have a material effect on the Company.

In the United States, the Company performs aircraft management services through its subsidiaries Lynton Jet and Lynton Services.

MAINTENANCE OPERATIONS

The Company operates 3 helicopter maintenance facilities through its subsidiaries EHL, located in Denham, Middlesex, England; Air Hanson Engineering, located at Blackbushe Airport England and Lynton Maintenance, located at the Morristown Municipal Airport, Morristown, New Jersey. The principal maintenance activities consist of routine and major helicopter maintenance, component overhaul, and aircraft parts sales. The Company also operates one fixed wing maintenance facility through its subsidiary Magec, located at London Luton Airport, England.

EHL and Air Hanson Engineering are two of a limited number of facilities in the United Kingdom licensed by the Civil Aviation Authority ("CAA") as a Repair Station entitled to maintain, overhaul and repair helicopters. The maintenance operations are based in part on certificates from certain helicopter manufacturers. These certificates are of indefinite duration but are subject to cancellation, suspension or revocation if, in the case of the manufacturer's certificate, EHL or Air Hanson Engineering fails to provide satisfactory maintenance facilities and levels of service or, in the case of the CAA certificate, EHL or Air Hanson Engineering fails to meet Joint Airworthiness Requirements as mandated by the Joint Airworthiness Authorities of the European Community and administered by the CAA. EHL and Air Hanson Engineering currently meet all requirements for both the CAA and the manufacturer's certificates. Management believes that the loss of any of the foregoing certificates or licenses could have a material effect on the Company.

Magec is one of a number of facilities in the United Kingdom licensed by the CAA as a repair station entitled to repair fixed wing aircraft. The maintenance operations are based in part on certificates from certain aircraft manufacturers. These certificates are of indefinite duration but are subject to cancellation, suspension or revocation if, in the case of the manufacturer's certificate, Magec fails to provide satisfactory maintenance facilities and levels of service or, in the case of the CAA certificate, Magec fails to meet Joint Airworthiness Requirements as mandated by the Joint Airworthiness
Authorities of the European Community and administered by the CAA. Magec currently meet all requirements for both the CAA and the manufacturer's certificates. Management believes that the loss of any of the foregoing certificates or licenses could have a material effect on the Company

Lynton Maintenance is one of numerous facilities in the United States licensed by the Federal Aviation Administration ("FAA") as a Repair Station entitled to maintain, overhaul and repair all helicopter models with a gross weight under 12,500 pounds. Lynton Maintenance is also one of numerous facilities in the United States licensed by the FAA as a Repair Station entitled to maintain and repair all fixed wing King-Air models manufactured by Beechcraft. Lynton Maintenance's maintenance operation is based in part on certificates from Bell Helicopter/Textron for the 206 and 222 Series helicopters and certificates from American Eurocopter Corporation for the AS350, AS355 and AS365 Series helicopters. These certificates are of indefinite duration but are subject to cancellation, suspension or revocation if, in the case of the manufacturers' certificate, Lynton Maintenance fails to provide satisfactory maintenance facilities and levels of service or, in the case of the FAA certificate, Lynton Maintenance fails to meet FAA maintenance and employment requirements. Lynton Maintenance currently meets all requirements for both the FAA and manufacturers' certificates. Management believes that the loss of any of the foregoing certificates, licenses or any single maintenance customer would not have a material effect on the Company.

AIRCRAFT SALES OPERATIONS

The Company, through both its United States and United Kingdom subsidiaries, performs sales and brokerage services related to the purchase and sale of corporate helicopters and fixed wing aircraft between owners and buyers of such aircraft located throughout the world. The Company will generally receive a fixed commission or a percentage of the amount of such transactions from the buyer and/or seller of the aircraft. The Company also purchases aircraft for resale in instances where it believes the aircraft may be resold at a profit. For aircraft sales transactions in which the Company acts as principal, the Company records the full sales price of the aircraft as revenue and the cost of the aircraft as a charge to direct costs, resulting in a relatively low gross margin percentage. In other transactions, the Company may act strictly as a broker and record as revenue only the commissions on these sales transactions, generating a relatively high gross margin percentage. Consequently, the performance of these operations can best be gauged by the gross margins achieved for each period. Gross margins generated by aircraft sales operations can have a material impact on the operating results of the Company and have historically varied significantly from period to period. The level of aircraft sales transactions is, to a significant degree, reflective of overall economic conditions.

FIXED BASE OPERATIONS

The Company through Lynton Jet and Lynton Properties, is engaged in the operation of aviation fixed base operation ("FBO") at the Morristown Municipal Airport, Morristown, New Jersey. Services performed at the FBO consist of the hangarage and refueling of aircraft operated primarily by corporate flight departments located in the New York/New Jersey metropolitan area, as well as refueling of transient customers stopping at the airport. The facility, including the facility acquired in the Jet Systems Acquisition, has 40 tenants of which 20 have non-cancelable operating leases with terms remaining ranging from one to eleven years. The remaining tenants rent on a month to month basis. The loss of either of the largest two tenants (with leases which expire in February 2006 and June 1999 for the largest and second largest tenant, respectively) could have a material effect on the Company.

As a result of the Magec Acquisition completed in December 1997, the Company now operates an additional FBO at London Luton Airport located in the London, England metropolitan area. Services performed at the FBO consist of the hangarage and refueling of aircraft operated from London Luton Airport as well as providing handling and refueling services to transient customers passing through the airport. The facility has tenants on terms which vary from month to month to periods of up to one year.

COMPETITION

The Company generally experiences significant competition in all areas of its business from a number of domestic and international competitors. The acquisitions during fiscal 1998 have had the effect of reducing competition in certain areas of the Company's business.

The Company competes both in the United States and United Kingdom with numerous other organizations which perform similar services related to the management, charter, and sales of corporate helicopters and fixed wing aircraft, some of which are larger than the Company in terms of the number of aircraft under management and some of which have greater financial resources than those of the Company. The effect of this competition has been reduced to a certain degree due to the Air Hanson Acquisition, which was a company previously in direct competition to Aviation Limited in the United Kingdom. Competition in the industry is principally affected by quality of service and price. The Company has, in the opinion of management, maintained a reputation for excellent service in the management, charter, and sales of aircraft and has remained price competitive for the comparative level of service.

The Company's maintenance operations in the United States and United Kingdom each compete with several other maintenance organizations within their geographic regions, ranging from small sole proprietorships to larger facilities, several of which are as large or larger than the Company in terms of the number of helicopters under maintenance, several of which have greater financial resources than those of the Company, and most of which compete with the Company in its major services. Competition has been reduced to some degree by the Air Hanson Acquisition which resulted in the acquisition of Air Hanson Engineering which was previously a direct competitor for certain maintenance services to EHL in the United Kingdom. In addition, the manufacturers themselves and certain corporate aircraft owners operate their own maintenance facilities. Competition in the industry is principally based upon price and the quality of the services provided. The Company has remained price competitive and in the opinion of management has historically maintained a reputation for excellence in its maintenance work.

As a result of the Jet Systems Acquisition, the Company's FBO operation in the United States is the only FBO currently at Morristown Municipal Airport, Morristown, New Jersey, but competes with numerous other FBO's located at several airports within the New York/New Jersey metropolitan region. Competition consists primarily of obtaining tenants for the facility and attracting transient customers to use the facility primarily for refueling. Many of the Company's competitors are as large or larger than the Company and several have financial resources as great or greater than the Company. Competition in the industry is principally based upon price and the quality of accommodation and service at the facility. The Company has remained price competitive with the other FBO's in the area and has, in the opinion of management, maintained a level of accommodation and service that is as good or better than its competitors.

BACKLOG

The Company, through Aviation Limited and EHL, have entered into contracts to provide certain aviation support services to customers. Such contracts expire at various dates in fiscal 1999 and have provisions which allow for early termination on a short-term basis.

A portion of Lynton Jet's and Lynton Properties' operating revenue is obtained from tenants through rental payments provided for under non-cancelable operating leases. The leases typically provide for guaranteed minimum rentals and other charges to cover certain operating costs in excess of base amounts.

The following is a schedule of minimum future rentals on non-cancelable operating leases, including the lease agreement with Hanson North America, Inc. and Millennium America Holdings, Inc. as of September 30, 1998 (thousands of dollars):

1999                              $3,028
2000                               1,954
2001                               1,824
2002                               1,386
2003                               1,386
Thereafter                         1,732
Total                            $11,310

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

ENVIRONMENTAL MATTERS

The Company's operations are subject to numerous laws and regulations designed to protect the environment. The Company believes that it is in compliance, in all material respects, with applicable environmental requirements. Although future environmental obligations are not expected to have a material impact on the consolidated results of operations or the consolidated financial position of the Company, there can be no assurance that future developments, including increasingly stringent environmental laws or enforcement thereof, will not cause the Company to incur material environmental liabilities or costs.

PERSONNEL

In addition to its principal officers, the Company, as of September 30, 1998, has approximately 75 employees in the United States and approximately 250 employees in the United Kingdom, consisting principally of managers, pilots, mechanics, aviation services personnel and administrative staff and which are primarily employed on a full-time basis.

ITEM 2. PROPERTIES

The Company operates the Lynton Jet business primarily out of the Company's hangar/office facility of approximately 132,000 square feet, owned by the Company, located at the Morristown Municipal Airport, Morristown, New Jersey, on a site leased pursuant to a ground lease with an initial term expiring on December 31, 2010 and with options to extend the term of the lease for five additional terms of five years each. The rental payments due under the lease are generally based upon increases in the consumer price index through the year 2020 and based upon fair market value thereafter. The Company maintains its executive offices at the Jet Centre facility. As a result of the Jet Systems Acquisition completed in February 1998, Lynton Jet also operates out of an additional hangar/office facility of approximately 53,000 square feet, on a site leased pursuant to a ground lease with an initial term expiring on December 31, 1999. Although there can be no assurance, it is anticipated that during 1999 Lynton Jet will enter into a new ground lease for a period of 25 years on this site.

The Company leases an additional facility of approximately 36,000 square feet at the Morristown Municipal Airport, Morristown, New Jersey, with an initial term that expired on May 31, 1998, with an option to renew for an additional three years. The Company exercised its option to renew for such additional three years, expiring May 31, 2001. Lynton Maintenance conducts its maintenance operation from this facility, in addition to providing additional FBO facilities.

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

The Company, as a result of the Magec Acquisition completed in December 1997, now operates an additional FBO out of hangar and office facilities of approximately 65,000 square feet, at London Luton Airport located in the London, England metropolitan area. Magec leases the facilities from London Luton Airport pursuant to lease agreements which expire in 2035 and 2045. The rental payments due under the leases are generally based upon increases in the consumer price index, the next such reviews being December 2003 and January 2000.

The Company, as a result of the Air Hanson Acquisition completed in September 1998, now operates out of hangar and office facilities of approximately 60,000 square feet at Blackbushe Airport pursuant to a lease agreement which expires in 2001.

Management believes that the current facilities are sufficient to operate the Company's business at its current level.

ITEM 3. LEGAL PROCEEDINGS

Dollar Air is a defendant in an action pending in the United Kingdom relating to certain actions taken by Dollar Air in connection with its acting as a broker in the sale of a certain helicopter at a time when Dollar Air was owned by the Company. In such action, the plaintiff is seeking damages in the approximate amount of 170,000 Pounds Sterling (approximately $250,000). Dollar Air has denied the allegations therein and the Company has defended and intends to continue to defend this matter vigorously. While the Company cannot predict the outcome of such litigation, it does not expect, based upon advice of counsel, that damages, if any, will be awarded to the full extent of plaintiff's claim.

Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders. See Part II, Item 7 for information or actions proposed to be submitted to stockholders during fiscal 1999.

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

The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated. The quotations represent
prices  between  dealers  and  do  not  include   retail   markups,  markdowns,
commissions or other adjustments and may not represent actual transactions.
BID PRICES
PERIOD                                      HIGH          LOW
Fiscal year ended September 30, 1998:
Oct. 1, 1997 to Dec. 31, 1997              1-3/4          3/4
Jan. 1, 1998 to Mar. 31, 1998                1/2          1/2
Apr. 1, 1998 to Jun. 30, 1998                1/2          1/2
Jul. 1, 1998 to Sept. 30, 1998              9/16          1/2

Fiscal year ended September 30, 1997:
Oct. 1, 1996 to Dec. 31, 1996                1/8          1/8
Jan. 1, 1997 to March 31,1997                1/8          1/8
April l, 1997 to June 30, 1997               1/8          1/8
July 1, 1997 to Sept. 30, 1997               7/8          1/8


(b) As of December 31, 1998, there were approximately 525 record holders of the Company's Common Stock.

(c) The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

            The following table sets forth selected consolidated financial data of the Company for the periods indicated. The selected consolidated financial data for and as of the end of the years in the five-year period ended September 30, 1998 are derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes appearing elsewhere in this report.


               SELECTED FINANCIAL DATA
              (000'S EXCEPT EARNINGS PER SHARE)

                                     Fiscal year ended September 30:
                                1998      1997      1996      1995      1994
Net Revenues                  $46,926   $25,585   $22,786   $27,221   $27,361
Net income (loss) before
 extraordinary item               126     1,046       119    (2,320)   (1,231)
Extraordinary item - gain
 (loss) related to early
 extinguishment of debt             -        47       287         -      (166)
Net income (loss)                 126     1,092       406    (2,320)   (1,397)
Net income (loss) per share
 before extraordinary item        .02       .16       .06     (1.30)     (.72)
Extraordinary item                  -       .01       .15         -      (.09)
Net income (loss) per common
 share (1) - Basic                .02       .17       .21     (1.30)     (.81)
           - Diluted              .02       .17       .21     (1.30)     (.81)


BALANCE SHEET DATA
 SEPTEMBER 30,                  1998      1997      1996      1995      1994
Working capital (deficit)      (1,647)   (1,051)   (2,159)   (2,748)   (3,790)
Total assets                   65,083    26,223    24,373    23,912    31,725
Long term debt, net of
 current portion               35,794    13,529    12,873    17,411    18,332

(1) Adjusted for the one-for-six reverse stock split effected in June 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Pursuant to a Share Sale and Purchase Agreement dated December 5, 1997 among the Company, Limited, and The General Electric Company p.l.c., the owner of all the shares of capital stock of Magec, the Company through Limited acquired on December 23, 1997 all of the issued and outstanding shares of capital stock of Magec. The purchase price for Magec was 17,000,000 Pounds Sterling (equal to approximately $28,288,000) paid in cash (see Liquidity and Capital Resources for details of financing) and has been accounted for as a purchase. Magec operates from hangars, workshops and office facilities of approximately 65,000 square feet at London Luton Airport, England. Magec provides a full range of services for users of corporate aircraft including refueling and handling, charter, engineering, management and maintenance services for corporate aircraft. The acquisition more than doubled the total asset base of the Company since September 30, 1997. The purpose of the acquisition is to enhance the long-term earnings ability of the Company by enlarging the asset base of the UK operations. The acquisition has resulted in the expansion of the Company's fixed wing aviation capability as well as providing a complementary facility to the fixed base operation at Morristown Municipal Airport, New Jersey.


On February 27, 1998 the Company, through Lynton Jet acquired for $1,864,000 in cash (including acquisition costs) substantially all the assets of Jet Systems, including its ground lease on a hangar facility, located at Morristown Municipal Airport, Morristown, New Jersey (the "Jet System Acquisition"), pursuant to an Asset Purchase Agreement between 41 North 73 West Inc. d/b/a Jet Systems and Lynton Jet. The purchase will enable Lynton Jet to provide additional FBO facilities for corporate aircraft users of Morristown Municipal Airport.

On September 3, 1998 the Company, through Limited, pursuant to two Aircraft Sales Agreements acquired two helicopters owned by Air Hanson Limited for a total consideration of $4,168,000. Furthermore, pursuant to a Share Sale and Purchase Agreement dated September 3, 1998 (the "Air Hanson Share Sale and Purchase Agreement") among Limited, Hanson Funding (G) Limited (the owner of the shares of capital stock of Air Hanson), and Hanson Finance PLC, Limited acquired on September 3, 1998 all of the issued and outstanding capital stock of Air Hanson (the "Air Hanson Shares"). The purchase price for the Air Hanson Shares will be calculated by reference to the net asset value of Air Hanson following the issuance of audited completion accounts. The price to be paid is subject to a maximum purchase consideration of 500,000 Pounds Sterling, and although no assurances can be given management believes that the issue of the audited completion accounts will result in a repayment to Limited when the net asset values are compared to the warranted net asset value as stated in the Air Hanson Share Sale and Purchase Agreement.

During the fourth quarter of fiscal 1997, the Company filed with the Securities and Exchange Commission (the "Commission") a Preliminary Information Statement in connection with action proposed to be taken by written consent of stockholders with respect to certain matters including a reverse stock split of the Company's Common Stock. The Company has filed amendments to such materials as a result of comments received from the Commission. Subsequent to the filing of this report, the Company anticipates filing an additional amendment to such Information Statement during the second quarter of fiscal 1999 and is hopeful that a definitive Information Statement can be mailed to stockholders during said quarter. If the proposed reverse stock split is effected, the Company expects to have fewer than 300 stockholders and the Company expects to terminate the registration of its Common Stock under the Securities Exchange Act of 1934 and cease the filing of certain reports with the Commission. There can be no assurance, however, that the actions contemplated by said Information Statement will be undertaken. In addition, in the event the Company completes the proposed reverse stock split, the Company may change the Company's legal domicile to outside the United States, attempt to effect a public offering in the United Kingdom and have its securities listed on The London Stock Exchange. There can be no assurance that the Company will attempt to effect any or all of the foregoing transactions or, if attempted, that any of such transactions will be successfully completed.

RESULTS OF OPERATIONS

  The table below sets forth operating results information for each of the Company's operations and on a consolidated basis for the three years ended September 30, 1998 (thousands of dollars):

                                            Year ended September 30,
                                      1998            1997            1996
Flight operations revenues          $18,031          $9,004          $7,894
   Gross margin                      $3,190          $1,259            $931
   Gross margin %                      17.7%           14.0%           11.8%

Maintenance operations revenues      $9,234          $5,990          $6,238
   Gross margin                        $781            $999            $924
   Gross margin %                       8.5%           16.7%           14.8%

Aircraft sales operations revenues   $1,029            $984            $834
   Gross margin                        $628            $655            $466
   Gross margin %                      61.0%           66.6%           55.9%

Fixed base operations revenues      $18,632          $9,607          $7,820
   Gross margin                      $6,200          $3,443          $2,836
   Gross margin %                      33.3%           35.8%           36.3%


Consolidated revenues               $46,926         $25,585         $22,786
Consolidated direct costs            36,127          19,229          17,629
Consolidated gross margin            10,799           6,356           5,157
Selling, general &
 administrative expenses              5,313           3,016           2,432
Depreciation                          1,692             689             662
Amortization of goodwill &
 intangible assets                      575             128             127
Restructuring costs                     416               -               -
Operating income                      2,803           2,523           1,936
Amortization of debt discount
 & issuance costs                       111              77             139
Interest expense                      2,399           1,162           1,336
Write-off of amount due from
 affiliate                                -               -             191
Gain related to sale of
 PDG investment                         (75)              -               -
Income before tax provision
 and extraordinary item                 368           1,284             270
Income tax provision                    242             238             151
Income before extraordinary item        126           1,046             119
Extraordinary item - Gain related
 to early extinguishment of debt          -              46             287
Net income                             $126          $1,092            $406

The following discussions of results of operations for the Company include results of operations for United Kingdom ("UK") subsidiaries translated from pounds sterling ("sterling") to U.S. dollars at the average rate of exchange during the respective periods. The average value of sterling increased by approximately 2% in fiscal 1998 compared to fiscal 1997 and 6% in fiscal 1997 compared to fiscal 1996. The effect on consolidated results of operations resulting from changes in the exchange rate of sterling as compared to a constant exchange rate from period to period has been to report lower revenues and expenses for UK subsidiaries when the value of sterling decreased and to report higher revenues and expenses for UK subsidiaries when the value of sterling increased. Fluctuations in the value of sterling will continue to have an effect on the results of operations for UK subsidiaries as reported in U.S. dollars and the resulting consolidated results of operations for the Company.

1998 COMPARED TO 1997 ($000'S)

Revenues for fiscal 1998 increased to $46,926 as compared to revenues in fiscal 1997 of $25,585 an increase of $21,341 or 83.4%. This increase resulted primarily from the acquisitions in fiscal 1998 (see discussion of each operational area below).

The Company reported operating income for fiscal 1998 of $2,803 as compared to $2,523 in fiscal 1997, an increase of $280 or 11.1%. This change resulted primarily from increased operating income from the Company's fixed base operations in the US and the newly acquired Magec FBO in the UK along with an increase in UK flight operations.

Interest expense for fiscal  1998 increased to $2,399 as compared to $1,162 for
fiscal 1997, an increase of $1,237  or  106.5%.   This  increase  is due to the
acquisitions financed during fiscal 1998.

In fiscal 1998, the Company sold, for cash, its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG. The Company realized a gain on the sale of $75.

The Company had a net income of $126 for fiscal 1998 as compared to net income of $1,092 for fiscal 1997. This change was primarily caused by the increased interest expense due to the acquisitions financed and restructuring costs of $416 relating to the acquisitions in fiscal 1998.

The Company's ability to improve earnings is primarily dependent on the enhancement of revenues and margins from its operations, along with a reduction in its interest expense. The performance of each operation is affected by different market conditions and varies as to stability and degree of predictability. Below is a discussion of each of the Company's operating areas and the factors which have historically, and will continue, to affect performance.

FLIGHT OPERATIONS

Revenues from flight operations overall increased by $9,027 or 100.3% for fiscal 1998 as compared to fiscal 1997. This improvement was primarily due to the Magec Acquisition which increased revenues by $5,604 and the Air Hanson Acquisition which increased revenues by $838. Additionally there were increased revenues from Aviation Limited in the UK due to an increase in the charter of long range corporate jet aircraft and an increase in US charter revenues due to an increase in management contract customers. The performance of these operations has been and will continue to be primarily affected by demand for both helicopter and fixed-wing charter within the UK market and between the UK and international destinations. Such demand may vary significantly from period to period.

MAINTENANCE OPERATIONS

Revenues from maintenance operations increased by $3,244 or 54.2% in fiscal 1998 as compared to fiscal 1997, primarily due to an increase in fixed-wing maintenance as a consequence of the Magec Acquisition which increased revenues by $3,457 offset by a reduction in UK helicopter maintenance revenues in fiscal 1998. Gross margin percentage from these operations declined in fiscal 1998 as compared to fiscal 1997 due to the inclusion of the Magec Acquisition which produced a high revenue volume but a lower gross margin percentage. Although no assurances can be given, it is the intention of management to attempt to improve this area of the business by focusing on more profitable installation projects as well as improving pricing on current ad hoc work. Revenues from maintenance operations are affected by both the number of hours flown per aircraft and changes made by either the FAA or CAA to component parts lives and inspection intervals. Additionally, gross margins are dependent upon the levels of installation projects completed during the year.

AIRCRAFT SALES OPERATIONS

Revenues from aircraft sales operations increased by $45 or 4.6% in fiscal 1998 as compared to fiscal 1997. Significant fluctuations in revenues and gross margin percentages from aircraft sales operations may occur from period to period based upon the role the Company takes in such transactions in which it is involved. For aircraft sales transactions in which the Company acts as principal, the Company records the full sales price of the aircraft as revenue and the cost of the aircraft as a charge to direct costs, resulting in a relatively low gross margin percentage. In other transactions, the Company may act strictly as a broker and record as revenue only the commissions on these sales transactions, generating a relatively high gross margin percentage. Consequently, the performance of these operations can best be gauged by the gross margins achieved for each period. Gross margins generated by aircraft sales operations have historically had a material impact on the operating results of the Company and can vary significantly from period to period. The level of aircraft sales transactions is, to a significant degree, reflective of overall economic conditions.

FIXED BASE OPERATIONS

Revenues from fixed base operations increased by $9,025 or 94.0% in fiscal 1998 as compared to fiscal 1997. This change is primarily attributable to the Magec Acquisition in the UK which has led to increased revenues of $7,388. The remainder of the improvement is a result of the Jet Systems Acquisition along with the Company's increased presence at Morristown Municipal Airport, Morristown, New Jersey. The performance of these operations to a significant degree is based upon the level of tenant occupancy with tenant leases ranging in term from one year to eleven years. High occupancy levels for such facilities in the New York/New Jersey metropolitan area have allowed the financial performance of these operations to consistently improve during the last several years.

1997 COMPARED TO 1996 ($000'S)

Revenues for fiscal 1997 increased to $25,585 as compared to revenues in fiscal 1996 of $22,786, an increase of $2,799 or 12.3%. This increase consists primarily from increased revenues from the Company's fixed base operations of $1,787 and UK flight operations of $851 (see discussion of each operational area below).

The Company reported operating income for fiscal 1997 of $2,523 as compared to $1,936 in fiscal 1996, an increase of $587 or 30.3%. This change resulted primarily from increased operating income from the Company's fixed base operations and UK flight operations.

Interest expense for fiscal 1997 decreased to $1,162 as compared to $1,336 for fiscal 1996, a decrease of $174 or 13.0%. This decrease primarily represents interest paid on the reduced average level of outstanding borrowings.

In fiscal 1997, the Company repurchased a portion of its 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures") in the principal amount of $100 for cash payments totaling $50. The Company realized a gain on redemption of $47 net of related debt issuance costs, on these repurchases. In fiscal 1996, the Company repurchased a portion of its 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures") in the principal amount of $540 for cash payments totaling $162. The Company realized a gain on redemption of $287 net of related debt issuance costs, on these repurchases.

The Company had net income of $ 1,092 for fiscal 1997 as compared to $406 for fiscal 1996, an increase in profit of $686 or 169.7%. The primary causes for this increase were increased operating income from the Company's fixed base operations and UK flight operations and reduced interest costs on the reduced average level of outstanding borrowings offset by a reduction in gains realized by the Company on the redemption of a portion of its Debentures, net of related debt issuance costs.

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

FLIGHT OPERATIONS

Revenues from flight operations overall increased by $1,110 or 14.1% for fiscal 1997 as compared to fiscal 1996. This improvement was primarily due to increased fixed-wing charter revenues in the UK, partly offset by a reduced level of helicopter charter in the UK. The performance of these operations has been and will continue to be primarily affected by demand for both helicopter and fixed-wing charter within the UK market and between the UK and international destinations. Such demand may vary significantly from period to period.

In August 1995, pursuant to a Business Transfer Agreement with PLM Dollar Group Limited ("PDG"), a company organized under the laws of Scotland, substantially all the business, assets and liabilities of Dollar Air and Black Isle were transferred to PDG in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of the transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited, a company organized under the laws of Scotland ("PLM") were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. Accordingly, the Company accounts for their investment under the equity method of accounting. During fiscal 1996, the asset was reclassified as investment in jointly-owned company held for resale, and therefore, the Company's share of the gain or loss in the jointly-owned company was no longer recognized under the equity method of accounting. The Company's equity in the loss of jointly-owned company was immaterial in fiscal 1996. In October 1997, the Company sold its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG for approximately $1,298. Under the purchase agreement, the aggregate purchase price was payable in two payments. The first payment of approximately $323 was received in November 1997 and the second and final payment was received by the company in August 1998. The company recognized a gain on the sale of $75.

MAINTENANCE OPERATIONS

Revenues from maintenance operations decreased by $248 or 4.0% in fiscal 1997 as compared to fiscal 1996, primarily due to a decreased volume of maintenance sales related to customer aircraft in the UK. Gross margin percentage from these operations declined in fiscal 1997 as compared to fiscal 1996 due to increased market competitiveness in the helicopter maintenance area. Revenues from maintenance operations are affected by both the number of hours flown per aircraft and changes made by either the FAA or CAA to component parts lives and inspection intervals. Additionally, revenues are dependent upon the levels of installation projects completed during the year.

AIRCRAFT SALES OPERATIONS

Revenues from aircraft sales operations increased by $150 or 18.0% in fiscal 1997 as compared to fiscal 1996. Significant fluctuations in revenues and gross margin percentages from aircraft sales operations may occur from period to period based upon the role the Company takes in such transactions in which it is involved. For aircraft sales transactions in which the Company acts as principal, the Company records the full sales price of the aircraft as revenue and the cost of the aircraft as a charge to direct costs, resulting in a relatively low gross margin percentage. In other transactions, the Company may act strictly as a broker and record as revenue only the commissions on these sales transactions, generating a relatively high gross margin percentage. Consequently, the performance of these operations can best be gauged by the gross margins achieved for each period. Gross margins generated by aircraft sales operations have a material impact on the operating results of the Company and have historically varied significantly from period to period. The level of aircraft sales transactions is, to a significant degree, reflective of overall economic conditions.

FIXED BASE OPERATIONS

Revenues from fixed base operations increased by $1,787 or 22.8% in fiscal 1997 as compared to fiscal 1996. This change is primarily attributable to an increase in the level of fuel sales volume and tenant occupancy at the Company's fixed base operations in Morristown, New Jersey. The performance of these operations to a significant degree is based upon the level of tenant occupancy with tenant leases ranging in term from one year to eleven years. High occupancy levels for such facilities in the New York/New Jersey metropolitan area have allowed the financial performance of these operations to consistently improve during the last several years.



LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had a working capital deficit of $1,647 and stockholders' equity of $4,871. The Company had net cash provided by operating activities of $2,357 in fiscal 1998 compared to $969 in fiscal 1997. The Company had an overall increase in cash and cash equivalents of $2,369 in fiscal 1998 compared to a decrease of $542 in fiscal 1997. This increase in cash flow from operating activities is primarily due to the effect of the cash received from the sale of aircraft held for resale.

On  November  8,  1996,  a  Debt  Discharge  Agreement   (the  "Debt  Discharge
Agreement") was entered into by and among Hanson North America, Inc. ("Hanson North America"), Millennium America Inc. (formerly named Hanson America Inc.) ("Millennium America"), and the Company, Lynton Jet and Lynton Properties. Prior thereto, Hanson North America had succeeded to HM Holdings, Inc. ("HM Holdings"), as lender under a Credit Agreement and had acquired certain assets
of HM Holdings including  the  equity  securities  described  below.   Pursuant
to the Debt Discharge Agreement and on November 13, 1996, Hanson North America was paid the sum of $3,500, and in consideration thereof (plus other consideration described below), (i) cancelled the Loans and discharged all obligations under the Credit Agreement except for certain indemnification obligations stated therein to survive termination of the Loans, (ii) surrendered to the Company 848,454 shares of common stock, par value $.30 per share (the "Common Stock"), of the Company, (iii) surrendered Warrants to purchase an aggregate of 247,513 shares of Common Stock of the Company, and (iv) surrendered 2,000 shares of Series D Preferred Stock of the Company (the "Debt Discharge
Transaction").   The  foregoing  shares  and  Warrants represented Hanson North
America's  entire equity interest in the Company.   As  provided  in  the  Debt
Discharge Agreement, the foregoing transactions were deemed to have occurred as of September 30, 1996.

In connection with the Debt Discharge Transaction, Hanson North America also released all security and liens under the Credit Agreement, including its First Leasehold Mortgage (the "Leasehold Mortgage") and Assignment of Rents on the Jet Centre facility operated by Lynton Jet at the Morristown Municipal Airport, Morristown, New Jersey. In addition, Millennium America, which previously guaranteed certain obligations of Lynton Jet which were also secured by the First Leasehold Mortgage, terminated and released its interests in the
Leasehold Mortgage. Millennium America continues to guarantee certain obligations of Lynton Jet to Massachusetts Mutual Life Insurance Company (see discussion below under this heading).

Simultaneously with the completion of the Debt Discharge Transaction, and in order to pay Hanson North America $3,500 in connection therewith, Lynton Jet , as borrower, entered into a Loan and Security Agreement dated November 13, 1996 with Finova Capital Corporation ("Finova"), as Lender, pursuant to which Finova made a secured loan to Lynton Jet in the principal amount of $4,000 (the "1996 Finova Loan").

The 1996 Finova Loan, together with interest thereon at the interest rate of 10.7% per annum shall be repaid in 96 equal consecutive monthly payments consisting of (a) principal and interest in an amount that will fully amortize 65% of the 1996 Finova Loan plus (b) interest only, on the remaining 35% of the principal balance of the 1996 Finova Loan calculated at 10.7% per annum. The remaining unpaid principal balance ($1,400) of the 1996 Finova Loan shall be payable on December 1, 2004. The 1996 Finova Loan requires compliance with certain covenants, financial and otherwise, as defined in the loan agreement, including maintaining a minimum tangible net worth and a minimum earnings, before interest, taxes, depreciation and amortization, coverage ratio by both Lynton Jet as borrower and Lynton Group, Inc. as guarantor.

In December 1993, the Company completed an off-shore placement of $2,500 principal amount of 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures"). The Debentures were originally convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at a price of $3.75 per share. Prior to December 31 of each of the years from 1996 to 1998, inclusive, the Company has agreed to pay to the trustee for the Debentures, as a sinking fund payment, cash in the amount of 1/3 of the aggregate principal amount of the issued Debentures, provided that Debentures converted or reacquired or redeemed by the Company may be used, at the principal amount thereof, to reduce the amount of any sinking fund payment. In fiscal 1997, the Company repurchased a portion of its Debentures due December 31, 1998 in the principal amount of $100 for cash payments totaling $50. The Company realized a gain on redemption of $47, net of related debt issuance costs, on these repurchases. In fiscal 1996, the Company repurchased a portion of its Debentures in the amount of $540 for cash payments totaling $162. The Company realized a gain on redemption of $287, net of related debt issuance costs, on these repurchases. In addition, during a limited period of time during fiscal 1997, the remaining holders of the Debentures had been given the opportunity to convert the Debentures into shares of Common Stock of the Company at a conversion price of $.33 per share. Prior to completion of the Debt Discharge Transaction and refinancing of the Jet Centre facility described above, there were Debentures in the principal amount of $1,960 outstanding. Two holders of the Debentures, who are affiliates of the Company, issued their consent to convert the Debentures held by them (in the principal amount of $1,065) into 3,227,273 shares of Common Stock (effective at September 30,
1996). The Debentures acquired in the above transactions were applied against the sinking fund obligations for December 31, 1996, 1997 and 1998. At December 31, 1997, the Company has satisfied its sinking fund requirement (see Note 5 to the Company's consolidated financial statements), and Debentures in the principal amount of $795 remained outstanding. In December 1998 an amount of $795 , plus remaining accrued interest, was paid to the trustee for the Debentures, such funds to be utilized to pay the remaining principal and interest on the Debentures which matured on December 31, 1998.

In October 1997, the Company sold its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG for approximately $1,307. Under the purchase agreement, the aggregate purchase price was payable in two installments, the first of which was received in November 1997, and the second and final payment was received by the Company in August 1998.

In connection with the acquisition of Magec, the consideration paid was 17,000 Pounds Sterling (equal to approximately $28,288) paid in cash. The funds used to purchase Magec (including acquisition costs) included bank financing in the principal amount of 12,827 Pounds Sterling (equal to approximately $21,344) with the balance of the purchase price from debt financing as follows: (i) promissory notes (the "December 1999 Notes") in the aggregate principal amount of $1,664 due on December 23, 1999, with interest at 12.0% per annum, issued and sold to entities which may be deemed affiliates of Paul R. Dupee Jr., Chairman of the Board and a director of the Company; (ii) a non interest bearing loan in the principal amount of $1,353 due on December 23, 1998, pursuant to an Option Agreement entered into between Magec and an unrelated party to acquire a certain aircraft owned by Magec, and (iii) 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816 (the "8.0% Debentures") issued and sold to certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties. The 8.0% Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (the "Conversion Price") once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock (the "Capitalization Amendment"). In addition, the 8.0% Debentures are automatically convertible into shares of the Company's Common Stock upon the date, if any, that the Company, or any successor, completes a bona fide public offering of its securities, and the shares of Common Stock of the Company, or any successor, becomes listed on the London Stock Exchange. The Conversion Price will be subject to adjustment upon the occurrence of certain events, which include, among other things, the issuance of Common Stock or the issuance of securities convertible into or exchangeable for shares of Common Stock (with certain exceptions as set forth in the 8.0% Debentures) at less than the then current market price of the Common Stock, in which event the Conversion Price will be reduced (i) proportionately by the difference between the then current market price and the offering price if such offering price is greater than the then Conversion Price or (ii) to equal the offering price if such offering price is less than the then Conversion Price. In addition, the Company may from time to time reduce the Conversion Price by any amount for any period of time if the period is at least 20 days and if the reduction is irrevocable during the period, provided that in no event may the Conversion Price be less than the par value of a share of Common Stock. The 8.0% Debentures bear interest at the rate of 8.0% per annum payable semi-annually on the first day of June and December of each year with the first such payment due on June 1, 1998, provided, however, that in lieu of paying such interest in cash, the Company may, at its option, pay interest for any interest payment date occurring before December 23, 1999 by adding the amount of such interest to the outstanding principal amount due thereunder (the "PIK Interest"). In such event, any such PIK Interest when so added shall be deemed part of the principal indebtedness for the purposes of determining amounts which may be convertible into shares of Common Stock. The Company has exercised this option with respect to the interest payments due June 1, 1998 and December 1, 1998 so such PIK Interest resulting therefrom has been added and is now deemed part of the principal indebtedness for the purposes of determining amounts which may be convertible into shares of Common Stock.

               In connection with the Magec Acquisition, Limited entered into a facilities agreement with Bank of Scotland Limited ("Bank of Scotland") which provided bank financing in the principal amount of 12,827 Pounds Sterling (equal to approximately $21,344). The facility consists of term debt at an interest rate of 2.25% above the Sterling LIBOR rate repayable in installments through to September 30, 2002 and a term overdraft facility of 2,000 Pounds Sterling (equal to approximately $3,328) repayable in two equal installments on September 30, 2001 and September 30, 2002. The facilities are collaterized on certain aircraft owned by Magec and further collaterized by a floating charge over the assets of all the UK subsidiaries. The facilities agreement requires compliance, by Limited, with certain covenants, financial and otherwise, including maintaining a minimum adjusted net worth, a minimum senior interest coverage ratio, a minimum senior debt service cash cover ratio and a maximum loan to value coverage ratio for the aircraft financing.

In April 1998, the December 1999 Notes (in the principal amount of $1,664) were repaid in full as a result of the sale of a certain aircraft by Magec for the purchase price of $7,250. In connection therewith, certain other bank indebtedness in the amount of $4,998 was repaid, and Westbury Properties Corp. (which may be deemed an affiliate of the company's Chairman of the Board) which entity held an option to acquire said aircraft for the price of $6,664 surrendered its option over said aircraft in return for a sum equal to the difference between the purchase price ($7,250) and the option price ($6,664).

      In June 1998, the terms of the Option Agreement between Magec and an unrelated party were amended to allow for a further initial advance of $1,500 to be followed by further advances on certain payment dates in accordance with the payment schedule included in the Option Agreement. The further advances will be utilized to repay certain bank borrowings of Limited. The first further advance under the Option Agreement of $1,500, and subsequent advances have been received by Magec in accordance with the revised terms of the Option Agreement and were immediately utilized to repay certain bank borrowings of Limited.

In connection with the Jet Systems Acquisition a loan agreement was entered into with Finova on February 27, 1998 (the "1998 Finova Loan") in the principal amount of $1,625. The 1998 Finova Loan which bears interest at a rate of 10.1% per annum shall be repaid in 60 equal consecutive monthly payments consisting of (a) principal and interest that will fully amortize 65% of the 1998 Finova Loan plus (b) interest only, on the remaining 35% of the principal balance of the 1998 Finova Loan calculated at 10.1% per annum. The remaining unpaid principal balance ($569) of the 1998 Finova Loan shall be payable on March 1, 2003. The 1998 Finova Loan requires compliance with certain covenants, financial and otherwise, as defined in the loan agreement, including maintaining a minimum tangible net worth, a minimum earnings before interest, taxes, depreciation and amortization, coverage ratio and a total liabilities to consolidated net worth ratio by both Lynton Jet as borrower and Lynton Group, Inc. as guarantor.

In connection with the acquisition of Air Hanson, consideration of $4,168 was paid in cash. The funds used to purchase Air Hanson included bank financing in the principal amount of $2,500 with the balance of the purchase price from debt financing through the issue of 8.0% Subordinated Convertible Debentures (the "Additional 8.0% Debentures") due December 31, 2007 in the aggregate principal amount of $4,623 issued and sold to certain institutional investors. The Additional 8.0% Debentures are convertible into shares of the Company's Common Stock at the option of the holder at any time following the Capitalization Amendment and prior to maturity at conversion ratios starting at $1.35 per share until June 30, 1999; $1.25 from July 1, 1999 to July 31, 1999; and then decreasing monthly thereafter by $.05 per month until December 1, 1999 whereupon the conversion ratio shall thereafter be $1.00 per share. The conversion ratios provided above shall be subject to adjustment upon the occurrence of certain events as provided in the 8.0% Debentures and the Additional 8.0% Debentures. In addition, the Additional 8.0% Debentures are automatically convertible into shares of the Company's Common Stock upon the date, if any, that the Company, or any successor, completes a bona fide public offering of its securities, and the shares of the Common Stock of the Company, or any successor, become listed on The London Stock Exchange. The Additional 8.0% Debentures bear interest at the rate of 8.0% per annum, payable semi-annually in arrears on the first day of June and December of each year with the first such payment due on December 31, 1998. However, (i) in the event the Company provides any holder of the Additional 8.0% Debentures with a notice of redemption (which as provided in the Additional 8.0% Debentures can be no sooner than June 1, 2000) and such redemption is rejected by the holder thereof, then and in such event, in lieu of paying interest in cash for any interest payment date occurring thereafter, or (ii) if at any other time, and at least 30 days prior to any interest payment date, a holder provides the Company with a written request that interest due to the holder for such interest payment date be paid in the form of PIK Interest, then, the Company may, at its sole option, with regard to the preceding clauses (i) or (ii), whichever is applicable, pay PIK Interest for any such interest payment date whereupon any such PIK Interest when so added shall be deemed part of the principal indebtedness for purposes of determining amounts which may be convertible into shares of Common Stock. No holder has as of this date requested PIK Interest in lieu of cash interest with regard to the Additional 8.0% Debentures.

The Company expects to continue meeting all of its obligations in the coming year by focusing on its established operations. Cash flows from these operations are expected to be sufficient to meet all of its operating requirements, and debt service requirements.

Aircraft are financed primarily through short and medium term notes payable to banks and financing companies and are generally collateralized by such aircraft. In April 1997, the Company purchased a new helicopter for $1,870, for the sole purpose of selling in a joint ownership program the Company introduced in January 1997. Due to a longer time than was anticipated, by the Company, to sell the helicopter under a joint ownership program, the Company decided to sell the aircraft to a single purchaser. The Company sold the aircraft in April 1998 for $1,900. Under the terms of the sales agreement the Company is obliged to sell a certain number of charter hours on the aircraft within the first twelve months. Although no assurances can be given, the Company believes it will not sustain a loss on this commitment. The proceeds of the sale were used to repay the debt to G.E. Capital Corporation, which financed the purchase of the aircraft.

The Company has a contracted capital expenditure commitment of 165 Pounds Sterling (equal to approximately $281) for fiscal 1999. In addition, there can be no assurance that the Company will not incur substantial costs related to the year 2000 compliance issue, as discussed below under "Other Matters".

In June 1994, Lynton Properties issued to Connecticut Mutual Life Insurance Company ("Connecticut Mutual") a $9,000 mortgage note at 6.69% due January 3, 2006 (the "Mortgage Note") with scheduled monthly payments of principal and interest. The Mortgage Note is secured by a Leasehold Mortgage and Security Agreement and an Assignment of Leases and Rents on a lease between a certain tenant and Lynton Properties relating to a hangar and office facility located at the Lynton Jet. Massachusetts Mutual Life Insurance Company ("Mass Mutual") is an assignee of Connecticut Mutual under this loan. In addition, the obligations of Lynton Properties under the Mortgage Note are guaranteed by Lynton Jet pursuant to a Guaranty Agreement dated June 22, 1994, between Lynton Jet and Connecticut Mutual (the "Jet Centre Guaranty"). Further, the obligations of Lynton Jet under the Jet Centre Guaranty, other than certain environmental and related obligations, are, and continue to be, guaranteed by Millennium America, pursuant to a Guaranty Agreement, dated June 22, 1994, between Millennium America and Connecticut Mutual (the "Millennium America Guaranty").

The Company has unused U.S. Federal tax net operating loss carryforwards at September 30, 1998 of approximately $1,035, which expire through September 30, 2010. As a result of the Jet Centre acquisition, the related issuance of a warrant to HM Holdings and the conversion of the Debentures and Preferred Stock into common stock referred to above, utilization of the net operating loss carryforwards is substantially restricted under Section 382 of the Internal Revenue Code of 1986, as amended, to a specified maximum percentage (approximately 5.8%) of the fair market value of the Company at the time of the ownership change. For purposes of this limitation, management has estimated that the value of the Company was in excess of $3,800 at the time of the ownership change.

Inflation has not significantly impacted the Company's operations.


IMPACT OF RECENTLY ISSUED  ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income", ("FAS 130") which is effective for fiscal years beginning after December 15, 1997. The Statement addresses the reporting and displaying of comprehensive income and its components. The adoption of FAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of FAS 131 is not expected to have a material effect on the Company's financial statements.

               In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company has not yet determined the impact, if any, that the adoption of FAS 133 will have on the consolidated financial statements.

OTHER MATTERS

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret data beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In fiscal 1998, the Company began to methodically review its current computer systems in order to (a) identify those systems that are not Y2K compliant; (b) identify the costs of repairs and modifications required to existing systems in order to ensure Y2K compliance; and (c) estimate the cost of replacement for those systems that were not capable of being modified to a Y2K compliant state. The Company has identified that its financial and informational systems are the most critical systems that will require Y2K modifications. The internal review identified certain computer hardware systems that were not Y2K compliant and a replacement and modification program commenced in the latter half of fiscal 1998, which is scheduled to be complete during the third quarter of fiscal 1999. Additionally certain computer software programs were also found not to be Y2K compliant. The Company, largely due to the acquisitions during fiscal 1998, is currently in the process of upgrading its software programs and is ensuring that new software is Y2K compliant. As the Company is continually upgrading and improving systems in the ordinary course of business, the cost of ensuring the Company is Y2K compliant is estimated to be $250 of which approximately $50 has been expensed in fiscal 1998. Although no assurances can be given that there will be no interruption of operations in the year 2000 the Company believes that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect of not being Y2K compliant.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 9 has been reported in the Company's Current Report on Form 8-K, dated January 12, 1999.



                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is incorporated by reference herein information which will be contained in the Registrant's definitive proxy statement to be filed within 120 days of the Registrant's year end in connection with the 1999 Annual Meeting of Stockholders.


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

3.2 Registrant's by-laws (1)

4.1 Indenture dated as of December 21, 1993 between the Registrant and American Stock Transfer & Trust Company, as Trustee, relating to Registrant's 10% Senior Subordinated Convertible Debentures due December 31, 1998, together with form of Debenture (6)

10.1 Ground Lease for premises at Morristown Municipal Airport, Morristown, New Jersey (4)

10.2 Employment Agreement dated August 5, 1998 with Christopher Tennant

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

99.5 Debt Discharge Agreement dated as of November 8, 1996 by and among Hanson North America, Inc., Millennium America Inc., Lynton Group, Inc., Lynton Jet, Inc. and Lynton Properties, Inc. (8)

99.6 Loan and Security Agreement dated November 13, 1996 by and between Lynton Jet, Inc., as Borrower, and Finova Capital Corporation, as Lender (8)

99.7 Agreement dated December 5, 1997 between The General Electric Company, p.l.c., Lynton Group Limited and Lynton Group, Inc. (9)

99.8 Form of Share and Purchase Agreement among Lynton Group Limited, Hanson Funding (G) Limited and Hanson Finance p.l.c. (10)


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

(9) Filed as an exhibit to the Company's Current Report on Form 8-K, dated December 23, 1997, as amended, and incorporated by reference herein.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K, dated September 3, 1998, and incorporated by reference herein.


(b) Reports on Form 8-K.

Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

ITEMS REPORTED             FINANCIAL STATEMENTS FILED      DATE OF REPORT

Acquisition of Air Hanson            None                  September 3, 1998


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

                                   LYNTON GROUP, INC.
                                   (Registrant)


                                   By: /s/ CHRISTOPHER TENNANT
                                   Christopher Tennant,
                                   President, Chief Executive Officer

                                   Date: 01/13/99

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

SIGNATURE                         TITLE                         DATE



/s/ CHRISTOPHER TENNANT           President, Chief Executive    01/13/99
Christopher Tennant               Officer, Director
                                  (Principal Executive Officer)


/s/ PAUL R. DUPEE, JR.            Chairman of the Board         01/13/99
Paul R. Dupee, Jr.                Director


/s/ RICHARD HAMBRO                Director                      01/13/99
Richard Hambro


/s/ JAMES G. NIVEN                Director                      01/13/99
James G. Niven


/s/ NIGEL PILKINGTON              Director                      01/13/99
Nigel Pilkington


/s/ DAVID HARLAND                 Deputy Chief Executive        01/13/99
David Harland                     Officer, Director


/s/ PAUL A. BOYD                  Secretary, Treasurer and      01/13/99
Paul A. Boyd                      Chief Financial Officer
                                  (Principal Financial Officer)

                      Lynton Group, Inc. and Subsidiaries

            Index to Consolidated Financial Statements and Schedule

                              September 30, 1998






Report of Independent Auditors                        F-1
Report of Independent Certified Public Accountants    F-2

Consolidated Financial Statements

Consolidated Balance Sheets                           F-3
Consolidated Statements of Income                     F-5
Consolidated Statements of Stockholders' Equity       F-6
Consolidated Statements of Cash Flows                 F-8
Notes to Consolidated Financial Statements            F-9

Schedules

Report of Independent Auditors                        F-29
Report of Independent Certified Public Accountants    F-30
Schedule II - Valuation and Qualifying Accounts       F-31


Schedules other than those listed above are omitted since they are not required, are not applicable or the information is included in the consolidated financial statements and notes thereto.

                        Report of Independent Auditors


The Board of Directors and Stockholders
Lynton Group, Inc.

We have audited the accompanying consolidated balance sheet of Lynton Group, Inc. and subsidiaries as of September 30, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynton Group, Inc. and subsidiaries as of September 30, 1998, and the consolidated results of their operations and their consolidated cash flows for the year ended September 30, 1998, in conformity with generally accepted accounting principles.


/s/ Grant Thornton



London, England
December 18, 1998

              Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Lynton Group, Inc.

We have audited the accompanying consolidated balance sheet of Lynton Group, Inc. and subsidiaries as of September 30, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynton Group, Inc. and subsidiaries as of September 30, 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP



New York, New York
January 13, 1998

                        Lynton Group, Inc and Subsidiaries

                            Consolidated Balance Sheets


                                                      SEPTEMBER 30,
                                               1998                   1997
ASSETS
Current assets:
Cash and cash equivalents                   $3,095,662            $   726,645
Accounts receivable (net of allowance
 for doubtful accounts of $77,000 in
 1998 and $22,000 in 1997)                   6,587,563              3,268,879
Investment in jointly-owned company
 held for resale                                     -              1,222,620
Inventories                                  6,206,249                803,677
Prepaids and other current assets            1,536,170                214,124
Total current assets                        17,425,644              6,235,945

Property, plant and equipment:
Aircraft                                     9,840,087              1,414,673
Buildings                                   20,884,114             14,133,096
Furniture and equipment                      2,257,339              1,352,370
Motor vehicles                                 766,391                379,660
Leasehold improvements                         807,752                766,136
                                            34,555,683             18,045,935
Less accumulated depreciation and
 amortization                                6,424,635              4,652,703
                                            28,131,048             13,393,232

Funds held in escrow                           150,000                150,000
Aircraft held for resale                     5,150,000              1,870,233
Long-term ground leases, less
 accumulated amortization of
 $592,000 in 1998 and $416,000 in 1997       2,158,449              1,933,861
Cost in excess of assets acquired,
 less accumulated amortization of
 $939,000 in 1998 and $530,000 in 1997      11,404,791              2,155,007
Other assets and deferred charges, less
 accumulated amortization of
 $332,000 in 1998 and $221,000 in 1997         662,978                484,970
Total assets                               $65,082,910            $26,223,248

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        Lynton Group, Inc and Subsidiaries

                            Consolidated Balance Sheets


                                                      SEPTEMBER 30,
                                               1998                   1997
Liabilities and stockholders' equity
Current liabilities:
Current portion of capital lease
 obligations                               $    54,119            $    38,480
Current portion of long-term debt            6,153,354              1,285,364
Accounts payable                             4,637,544              2,717,602
Accrued expenses                             4,429,635              1,215,747
Accrued income taxes                         1,000,438                268,159
Advances from customers                        208,196                245,102
Deferred revenue                             1,794,250              1,516,848
Total current liabilities                   18,277,536              7,287,302

Obligations under capital leases,
 less current portion                           56,396                 69,071
Deferred revenue, less current portion         480,000                720,000
Long-term debt, less current portion        25,149,670             12,664,832
Convertible Debentures                      11,439,499                795,000
Deferred income taxes                        4,809,236                163,183
Commitments and contingencies

Stockholders' equity:
Common Stock, par value $.30 a share:
 authorized 10,000,000 shares; issued
 6,394,872 shares in 1998 and 1997           1,918,462              1,918,462
Additional paid-in capital                   9,779,823              9,779,823
Accumulated deficit                         (7,014,742)            (7,141,115)
Cumulative foreign currency
 translation adjustment                        198,378                (21,962)
                                             4,881,921              4,535,208
Common stock held in Treasury at cost;
 850,454 shares in 1998 and 1997               (11,348)               (11,348)
Total stockholders' equity                   4,870,573              4,523,860
Total liabilities and
 stockholders' equity                      $65,082,910            $26,223,248

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        Lynton Group, Inc and Subsidiaries

                         Consolidated Statements of Income



                                           YEARS ENDED SEPTEMBER 30,
                                      1998            1997            1996
Net revenue:
 Flight operations                $18,030,805      $9,004,333      $7,894,484
 Maintenance operations             9,234,418       5,990,233       6,237,913
 Aircraft sales operations          1,029,047         983,723         833,781
 Fixed base operations             18,631,760       9,606,813       7,820,148
                                   46,926,030      25,585,102      22,786,326
Direct costs of operations:
  Flight operations                14,840,536       7,745,471       6,963,692
  Maintenance operations            8,453,789       4,990,984       5,313,666
  Aircraft sales operations           401,231         329,038         367,819
  Fixed base operations            12,432,028       6,163,540       4,984,026
                                   36,127,584      19,229,033      17,629,203
Operating expenses:
 Selling, general and
  administrative                    5,313,009       3,016,468       2,432,063
 Depreciation                       1,691,810         689,170         661,572
 Amortization of ground lease
  and goodwill                        575,214         127,646         126,960
 Restructuring costs                  415,750               -               -
Income from operations              2,802,663       2,522,785       1,936,528

Amortization of debt discount
 and issuance costs                   111,068          77,347         139,475
Interest expense                    2,399,293       1,161,549       1,336,137
Write-off of amount due
 from affiliate                             -               -         191,308
Gain on sale of investment            (75,632)              -               -
Income before income tax
 provision and extraordinary item     367,934       1,283,889         269,608
Income tax provision                  241,561         238,393         151,206
Income before extraordinary item      126,373       1,045,496         118,402
Extraordinary item-early
 extinguishment of debt, net of tax         -          46,864         287,408
Net income                           $126,373      $1,092,360        $405,810

Net income per share before
 extraordinary item                      0.02             .16             .06
Extraordinary item                          -             .01             .15
Net income per share-Basic               0.02             .17             .21
Net income per share-Diluted             0.02             .17             .21
Weighted average number of shares
 outstanding-Basic                  6,394,872       6,394,872       1,961,760
Weighted average number of shares
 outstanding-Diluted                6,598,159       6,394,872       1,961,760


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      Lynton Group, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                 YEAR ENDED SEPTEMBER 30, 1998, 1997 AND 1996

            Series C
           Convertible      Series D
         Preferred Stock Preferred Stock      Common Stock      Treasury stock
          Shares  Amount  Shares  Amount    Shares    Amount    Shares  Amount
Balance at -----   ---    -----    ---   ---------   --------    ----- ---------
 9/30/95   1,000   $10    2,000    $20   1,957,177   $587,153    2,000 $(10,500)

Issuance of shares of Common Stock related to acquisition of Dollar Air Services
 Limited       -     -        -      -       5,000      1,500        -        -

Net income for year ended 9/30/96
               -     -        -      -           -          -        -        -

Underaccrual of prior years dividends
               -     -        -      -           -          -        -        -

Issuance of shares of Common Stock in exchange for Series C Preferred Stock
          (1,000)  (10)       -      -   2,053,876    616,163        -        -

Surrender of Series D Preferred Stock
               -     -   (2,000)   (20)          -          -        -        -

Issuance of shares of Common Stock related to redemption of convertible
 debentures    -     -        -      -   3,227,273    968,182        -        -

Surrender of shares of Common Stock to Company
               -     -        -      -    (848,454)  (254,536) 848,454     (848)

Discharge of debt due HM Industries, net of related taxes and costs
               -     -        -      -           -          -        -        -

Translation adjustment at 9/30/96
               -     -        -      -           -          -        -        -

Balance at    --    --       --     --   ---------  ---------  -------  --------
 9/30/96       0     0        0      0   6,394,872  1,918,462  850,454  (11,348)

Net income for year ended 9/30/97
               -     -        -      -           -          -        -        -

Translation adjustment at 9/30/97
               -     -        -      -           -          -        -        -

Balance at    --    --       --     --   ---------  ---------  -------  --------
 9/30/97       0     0        0      0   6,394,872  1,918,462  850,454  (11,348)

Net income for year ended 9/30/98
               -     -        -      -           -          -        -        -

Translation adjustment at 9/30/98
               -     -        -      -           -          -        -        -

Balance at    --    --       --     --   --------- ----------  ------- ---------
 9/30/98       0    $0        0     $0   6,394,872 $1,918,462  850,454 $(11,348)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      Lynton Group, Inc. and Subsidiaries

                 YEAR ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                  Cumulative
                  Additional                       Currency         Total
                    Paid-In       Accumulated    Translation     Stockholders'
                    Capital         Deficit       Adjustment        Equity
Balance at        ----------     ------------      ---------        ---------
 9/30/95          $8,321,055     $(8,624,285)      $(80,709)         $192,744

Issuance of shares of Common Stock related to acquisition of Dollar Air Services
 Limited               3,500               -              -             5,000

Net income for year ended 9/30/96
                           -         405,810              -           405,810

Underaccrual of prior years dividends
                           -         (15,000)             -           (15,000)

Issuance of shares of Common Stock in exchange for Series C Preferred Stock
                    (616,153)              -              -                 -

Surrender of Series D Preferred Stock
                          20               -              -                 -

Issuance of shares of Common Stock related to redemption of convertible
 debentures          100,045               -              -         1,068,227

Surrender of shares of Common Stock to Company
                     255,384               -              -                 -

Discharge of debt due HM Industries, net of related taxes and costs
                   1,715,972               -              -         1,715,972

Translation adjustment at 9/30/96
                           -               -         26,117            26,117

Balance at         ---------      -----------       --------        ---------
 9/30/96           9,779,823      (8,233,475)       (54,592)        3,398,870

Net income for year ended 9/30/97
                           -       1,092,360              -         1,092,360

Translation adjustment at 9/30/97
                           -               -         32,630            32,630

Balance at         ---------      -----------       --------        ---------
 9/30/97           9,779,823      (7,141,115)       (21,962)        4,523,860

Net income for year ended 9/30/98
                           -         126,373              -           126,373

Translation adjustment at 9/30/98
                           -               -        220,340           220,340

Balance at        ----------     ------------      --------        ----------
 9/30/98          $9,779,823     $(7,014,742)      $198,378        $4,870,573

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        Lynton Group, Inc. and Subsidiaries

                       Consolidated Statements of Cash Flows


                                                 YEAR ENDED SEPTEMBER 30,
                                              1998         1997        1996
Cash flows from operating activities
Net income                               $  126,373    $1,092,360    $405,810
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization             2,378,092       894,163     928,007
Profit on disposal of investment            (75,632)            -           -
Provision for deferred taxes                      -             -     151,206
Write-off of amount due from affiliate            -             -     191,308
Gain on early extinguishment of debt              -       (46,864)   (287,408)
Changes in certain assets and liabilities,
 excluding effect from acquisitions:
Accounts receivable                         901,002      (909,177)   (405,409)
Due (to) from affiliates                          -       (23,153)     44,775
Investment held for resale                1,298,252             -           -
Inventories                                (345,858)       18,622     182,479
Prepaids and other current assets          (399,197)      182,481     116,960
Accounts payable and accrued expenses    (1,416,138)      (47,968)    114,342
Advances from customers and deferred
 revenue                                   (109,542)     (191,087)    319,084
Net cash provided by operating activitie  2,357,352       969,377   1,761,154

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for Magec Aviation,
 net of cash acquired                   (29,693,138)            -           -
Cash paid for Jet Systems,
 net of cash acquired                    (1,864,076)            -           -
Cash paid for Air Hanson,
 net of cash acquired                    (4,185,567)            -           -
Aircraft held for resale                  8,564,000             -           -
Capital expenditures                       (444,446)     (652,160)   (273,263)
Disposal of fixed assets                          -        40,376      52,472
Net cash used in investing activities   (27,623,227)     (611,784)   (220,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of senior subordinated
 convertible debt                                 -       (50,000)   (162,000)
Proceeds of borrowings from finance
 company, net of issuance costs                   -             -   3,850,000
Repayment to HM Holdings, Inc.                    -             -  (3,500,000)
Repayment of long-term debt             (12,741,367)     (900,034)   (610,868)
Proceeds from notes payable               1,540,789        84,000      34,700
Proceeds from Magec Aviation
 acquisition                             30,177,450             -           -
Proceeds from Jet Systems acquisition     1,625,000             -           -
Proceeds from Air Hanson acquisition      7,123,000             -           -
Reduction of capital lease obligations       (1,966)      (47,226)    (28,592)
Net cash provided by (used in)
 financing activities                    27,722,906      (913,260)   (416,760)
Effect of exchange rate changes on cash     (88,014)       13,837       7,550
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                              2,369,017      (541,830)  1,131,153
Cash and cash equivalents,
 beginning of year                          726,645     1,268,475     137,322
Cash and cash equivalents, end of year    3,095,662      $726,645  $1,268,475

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        Lynton Group, Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements

                         September 30, 1998, 1997 and 1996



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Lynton Group, Inc. and its directly and indirectly wholly-owned subsidiaries (the "Company"), Lynton Jet, Inc. ("Lynton Jet"); Lynton Aviation, Inc.; Lynton Aviation Services, Inc.; Ramapo Helicopters, Inc. ("Ramapo") now known as Lynton Aircraft Maintenance Services, Inc.; Lynton Properties, Inc. ("Lynton Properties"); Lynton Group Limited ("Limited"); Lynton Aviation Limited ("Lynton Aviation"); European Helicopters Limited ("EHL"); Air Hanson Limited ("Air Hanson"); Magec Aviation Limited ("Magec"); Jet Systems; Dollar Air Services Limited ("Dollar Air") (see Note 3); Black Isle Helicopters Limited ("Black Isle"); LynStar Aviation, Inc. ("LynStar"), wholly-owned by LynStar Holdings Inc., which is 20% owned by the Company, has been consolidated as a wholly-owned subsidiary in the accompanying consolidated financial statements. The difference in consolidating the financial statements of LynStar, rather than accounting for the Company's investment using the equity method of accounting, is immaterial to the accompanying consolidated financial statements All significant intercompany accounts and transactions have been eliminated in consolidation.

PRINCIPAL BUSINESS ACTIVITY

The Company and its subsidiaries are engaged primarily in the performance of aviation sales and services in the United States and the United Kingdom (see
Note 6). Services include the, management charter and operation of aircraft for corporate, industrial and utility applications ("flight operations"); maintenance of aircraft ("maintenance operations"); sale and brokerage of aircraft ("aircraft sales operations"); and hangarage and refueling of aircraft ("fixed base operations").

REVENUE RECOGNITION

Revenues for maintenance and flight operations are recognized when services have been performed. Revenues related to aircraft sales and commissions are recognized at the time title is transferred. Rental revenues related to tenant leases are recognized pursuant to the terms of the respective leases.

INVENTORIES AND AIRCRAFT HELD FOR RESALE

Inventories (principally aircraft maintenance parts) and aircraft held for resale are valued at the lower of cost (first-in, first-out) or market.

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

Aircraft                                              10-15 years
Buildings                                                40 years
Furniture and equipment                                   5 years
Motor vehicles                                            5 years
Leasehold improvements                             Term of leases

GROUND LEASE, DEFERRED CHARGES

Ground lease and deferred charges, in connection with the acquisition of the assets of the Linpro Jet Centre in 1990 and its related refinancing (as described in Note 5), are being amortized on a straight-line basis over a term of 40 years.

The ground lease in connection with the acquisition of the assets of Jet Systems is being amortized on a straight line basis through December 1999.
The Company operates the Lynton Jet business out of the Company's hangar/office facility of approximately 132,000 square feet, owned by the Company, located at the Morristown Municipal Airport, Morristown, New Jersey, on a site leased pursuant to a ground lease with an initial term expiring on December 31, 2010 and with options to extend the term of the lease for five additional terms of five years each. The rental payments due under the lease are generally based upon increases in the consumer price index through the year 2020 and based upon fair market value thereafter. As a result of the Jet Systems acquisition completed in February 1998, Lynton Jet also operates out of an additional hangar/office facility of approximately 53,000 square feet, on a site pursuant to a ground lease with an initial term expiring on December 31, 1999. Although there can be no assurance, it is anticipated that during 1999 Lynton Jet will enter into a new ground lease for a period of 25 years on this site.

The Company operates Aviation Limited and EHL principally out of a hangar facility of approximately 20,000 square feet located in Denham, Middlesex, which is located outside of London. The hangar is owned by the Company and is located on a site leased pursuant to a ground lease, which expires in 2012.

The Company leases an additional facility of approximately 36,000 square feet at the Morristown Municipal Airport, Morristown, New Jersey, with an initial term that expired on May 31, 1998, with an option to renew for an additional three years. The Company exercised its option to renew for such additional three years, expiring May 31, 2001. Lynton Maintenance conducts its maintenance operation from this facility, in addition to the providing additional FBO facilities.

The Company, as a result of the Magec Acquisition completed in December 1997, now operates an additional FBO out of hangar and office facilities of approximately 65,000 square feet, at London Luton Airport located in the London, England metropolitan area. Magec leases the facilities from London Luton Airport pursuant to lease agreements which expire in 2035 and 2045. The rental payments due under the leases are generally based upon increases in the consumer price index, the next such reviews being December 2003 and January 2000.

The Company, as a result of the Air Hanson Acquisition completed in September 1998, now operates out of hangar and office facilities of approximately 60,000 square feet at Blackbushe Airport pursuant to a lease agreement which expires in 2001.

COST IN EXCESS OF NET ASSETS ACQUIRED AND COVENANT NOT TO COMPETE

Cost in excess of net assets acquired resulting from the excess of the purchase price over the net assets of businesses acquired is being amortized over a period of between twenty and forty years on the straight-line method.

The covenant not to compete is being amortized over 10 years which is the term of the agreement.

The carrying value of the long-lived assets are reviewed if the facts and circumstances suggest that it may be permanently impaired, in accordance with Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Such review is based upon the undiscounted expected future operating cash flows derived from such assets and, in the event such result is less than the carrying value of the long lived assets, including goodwill, the carrying value of such assets would be reduced to an amount that reflects the expected future benefit.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes" which requires the use of the liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the cumulative foreign currency translation adjustment component of stockholders' equity.

EARNINGS PER SHARE

In the first quarter of 1998, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." The Company therefore changed the method used to compute earnings per share and restated all prior periods in accordance with SFAS No. 128. Basic earnings (loss) per share reflect the weighed-average number of common shares outstanding during each period. Diluted earnings per share reflect the impact of potential common shares from options and convertible debentures, using the treasury-stock method. Stock options to purchase common stock of the Company are antidilutive for the year ended September 30, 1998 due to the net loss in the year and are therefore excluded from the calculation of diluted earnings per share. For the years ended September 30, 1998 and 1997 stock options issued carried exercise prices in excess of the average market prices of the common stock in each of the respective years and are therefore excluded from the calculation of diluted earnings per share. Average market price has been computed using the weighted average market price of shares traded for each of the respective years ended.

Convertible debentures of the Company, when calculated on an "if-converted" basis, would be antidilutive for each of the three years in the period ended September 30, 1998 and are therefore excluded from the calculation of diluted earnings per share.

The incremental dilutive effect of share options was 203,287 for the year ended September 30, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and receivables approximates fair value because of their short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Statement addresses the reporting and displaying of comprehensive income and its components. The adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing whether there will be any impact of SFAS No. 133 on the Company's consolidated financial statements upon adoption, which is required in October 1999.

USING ESTIMATES IN FINANCIAL STATEMENTS

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Among the significant estimates made by management included in these Consolidated Financial Statements are the useful lives of long-lived assets, the fair value of financial instruments, the fair value of the Company's Common Stock, the realizable value of inventories and the aircraft held for resale, the estimated fair value of the aircraft at the end of the lease-which is guaranteed by the Company, the undiscounted expected future operating cash flows used in the review for testing the impairment of long-lived assets, allowance for doubtful accounts and the adequacy of the insurance coverage. Actual results may differ significantly from those estimates.

STOCK BASED COMPENSATION

The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and provides the disclosure required in SFAS No. 123 "Accounting for Stock Based Compensation".

RECLASSIFICATIONS

As a result of the increase in Convertible Debentures during the year, the prior years' figure of $795,000 has been reclassified and is now shown separately to long-term debt.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly liquid securities having an original maturity date of three months or less.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to significant levels of credit risk are accounts receivable. The Company extends credit based on the evaluation of its clients' financial condition. The Company's historical credit losses have not been significant.

2.  STOCKHOLDERS' EQUITY

RECAPITALIZATION AGREEMENT

Pursuant to a Recapitalization Agreement, dated as of December 22, 1992, among the Company, Lynton Jet, HM Holdings, a director of the Company, and two additional investors, (i) the Company sold in aggregate to the director and two additional investors 1,000 shares of Series C Convertible Preferred Stock of the Company for $1,000,000 in cash, (ii) HM Holdings (a) purchased 2,000 shares of Series D Preferred Stock of the Company for $2,000,000 in cash which was applied to reduce the Company's indebtedness to HM Holdings, (b) exercised a portion of its Original Warrant for 848,454 shares of Common Stock of the Company for an exercise price of $851,577 in cash which was applied to reduce the Company's indebtedness to HM Holdings, and (c) was issued a New Warrant to purchase up to an additional 99,634 shares of Common Stock of the Company for $.30 per share at any time. The number of shares of Common Stock for which the New Warrant, and the price at which such shares were to be purchased, was subject to adjustment upon the occurrence of certain events.

Effective September 30, 1996, Hanson North America (as successor to HM Holdings) surrendered to the Company 2,000 shares of Series D Preferred Stock of the Company as part of the discharge settlement (the "Debt Discharge Agreement").

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

3.  ACQUISITION AND TRANSFER

ACQUISITION OF MAGEC AVIATION LIMITED

In December 1997, the Company acquired through Limited all of the issued and outstanding shares of Magec, a company organized under the laws of England in a business combination which has been accounted for as a purchase and the accounts of Magec have been included in the accompanying consolidated financial statements for the period December 23, 1997 through September 30, 1998. Magec provides hangarage and refueling, charter, management, and maintenance services for corporate aircraft from its own exclusive terminal at London Luton Airport, England. The purchase price (including acquisition costs totaling $2,069,000) of $29,693,000 exceeded the estimated fair value of the net assets of Magec by $9,642,000, which is being amortized over twenty years.

The consideration paid was 17,000,000 Pounds Sterling (equal to approximately $28,288,000) paid in cash at closing. The funds used to purchase Magec (including acquisition costs) included bank financing in the principal amount of 12,827,000 Pounds Sterling with the balance of the purchase price from debt financing as follows: (i) promissory notes (the "December 1999 Notes") in the aggregate principal amount of $1,664,000 due on December 23, 1999, with interest at 12.0% per annum, issued and sold to entities which may be deemed affiliates of Paul R. Dupee, Jr., Chairman of the Board and a director of the Company, and (ii) a non interest bearing loan in the principal amount of $1,353,000 due on December 23, 1998, pursuant to an Option Agreement entered into between Magec and an unrelated party to acquire a certain aircraft owned by Magec, and (iii) 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816,000 (the "Debentures") issued and sold to certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties. (See note 5). On June 19, 1998 the terms of the Option Agreement were amended to allow for a further advance of $1,500,000 followed by additional further advances on certain dates in accordance with the payment schedule included in the Option Agreement. The further advances will be utilized to repay certain bank borrowings of Lynton Group Limited. The first further advance under the Option Agreement of $1,500,000 was received by Magec in accordance with the revised terms of the Option Agreement and was immediately utilized to repay certain bank borrowings of Lynton Group Limited. Both the aircraft and the associated liabilities are included on the consolidated balance sheet.

In connection with the aforesaid financing, an Option Agreement was entered into between Magec and Westbury Properties Corporation ("Westbury"), which may be deemed an affiliate of Paul R. Dupee, Jr., Chairman of the Board and a director of the Company, whereby Westbury was granted an option expiring December 23, 1999 to acquire a certain aircraft owned by Magec for the purchase price of $6,664,000. During the quarter ended June 30, 1998 the said aircraft was sold by Magec for the purchase price of $7,250,000. In connection therewith, the December 1999 Notes including accrued interest thereon were paid in full, in addition certain other indebtedness in the amount of $4,998,000 was repaid and Westbury surrendered its option over said aircraft in return for a sum equal to the difference between the purchase price ($7,250,000) and the option exercise price ($6,664,000).

The following unaudited proforma consolidated results of operations assume that the Magec purchase occurred on October 1, 1996:

                                         Year Ended September, 30
                                            1998             1997
Revenue                               $52,200,000          $47,500,000
Net income                               $445,000           $1,393,000
Basic income per common share               $0.07                $0.11
Diluted income per common share             $0.07                $0.11

ACQUISITION OF THE ASSETS OF JET SYSTEMS

On February 27, 1998 the Company, through Lynton Jet, acquired for $1,864,000 in cash (including acquisition costs) substantially all the assets of Jet Systems, a company whose trading activities are consistent with Lynton Jet. The acquisition has been accounted for as a purchase and the accounts of Jet Systems have been included in the accompanying financial statements for the period February 27, 1998 through September 30, 1998. The results of operations from October 1, 1997 would not materially effect revenue or earnings.

ACQUISITION OF AIR HANSON LIMITED

Pursuant to two Aircraft Sales Agreements among Limited and Air Hanson, Limited acquired on September 3, 1998 two helicopters owned by Air Hanson for a total consideration of $4,168,000.

In September 1998, the Company acquired through Limited (the "Air Hanson Acquisition") all of the issued and outstanding shares of Air Hanson Limited, a company organized under the laws of England. At the time of the Air Hanson Acquisition, Air Hanson Limited owned Air Hanson Engineering Limited ("Air Hanson Engineering") and Air Hanson Aircraft Sales Limited ("Air Hanson Sales") both companies organized under the laws of England. Unless otherwise indicated by the context, the term "Air Hanson" refers to Air Hanson Limited, Air Hanson Engineering and Air Hanson Sales. Air Hanson is based at Blackbushe airport in the United Kingdom where it occupies a facility of approximately 60,000 square feet and is principally engaged in the provision of the maintenance, sale, charter and management of corporate turbine helicopters and light fixed wing aircraft.

The purchase price for the Air Hanson Shares will be calculated by reference to the net asset value of Air Hanson following the issuance of audited completion accounts. The price to be paid is subject to a maximum purchase consideration of 500,000 Pounds Sterling, (equal to approximately 850,000 Pounds Sterling) and although no assurances can be given management believes that the issue of the audited completion accounts will result in a repayment to Limited when the net asset values are compared to the warranted net asset value as stated in the Air Hanson Share Sale and Purchase Agreement. Included in the results of the Company is an accrual of $416,000 for restructuring costs incurred post year end.

TRANSFER OF DOLLAR AIR SERVICES LIMITED

In August 1995, pursuant to a Business Transfer Agreement with PLM Dollar Group Limited ("PDG"), a company organized under the laws of Scotland, substantially all the business, assets and liabilities of Dollar Air and Black Isle were transferred to PDG in exchange for 50% of the capital stock of PDG. Simultaneously with the consummation of the transaction, substantially all of the business, assets and liabilities of P.L.M. Helicopters Limited, a company organized under the laws of Scotland ("PLM") were transferred to PDG and the shareholders of PLM were issued the remaining 50% of the capital stock of PDG. Accordingly, the Company accounts for their investment under the equity method of accounting.

During fiscal 1996, the asset was reclassified as investment in jointly-owned company held for resale, and therefore, the Company's share of the gain or loss in the jointly-owned company was no longer recognized under the equity method of accounting. The Company's equity in the loss of jointly-owned company was immaterial in fiscal 1996.

In October 1997, the Company sold its 50% share of the capital stock in PDG to the remaining 50% shareholders of PDG for approximately $1,298,000. Under the purchase agreement, the aggregate purchase price was payable in two payments. The first payment of approximately $323,000 was received in November 1997 and the second and final payment was received by the company in August 1998. The company recognized a gain on the sale of $75,632.

COST IN EXCESS OF NET ASSETS ACQUIRED

Movements in the cost in excess of net assets acquired for the three years ending September 30, 1998, are as follows:

Balance at  October 1, 1995                     $2,284,000
Amortization expense                               (70,000)
                                                -----------
Balance at September 30, 1996                    2,214,000
Amortization expense                               (69,000)
Foreign exchange movement                           10,000
                                                -----------
Balance at September 30, 1997                    2,155,000
Additions in the year                            9,642,000
Amortization expense                              (409,000)
Foreign exchange movement                           17,000
                                               ------------
Balance at September 30, 1998                  $11,405,000

5.  LONG TERM DEBT

Long-term debt at September 30, 1998 and 1997 consists of the following:

                                                        1998           1997
Mortgage due to bank with interest at Sterling
 LIBOR rate (7.19% at September 30, 1997) plus 2.0%,
 paid in full during 1998.                                    $-     $210,866
Mortgage Note payable to Massachusetts Mutual Life
 Insurance Company with an interest rate of 6.69%
 due in monthly installments through
 January 3, 2006.                                      6,882,109    7,485,990
Mortgage Note payable to Finova Capital Corp. with
 an interest rate of 10.7% due in monthly installments
 through December 1, 2004, with a final installment
 payment of $1,400,000 due December 1, 2004.           3,603,802    3,820,525
Mortgage Note payable to Finova Capital Corp. with
 an interest rate of 10.1% due in monthly installments
 through February 1, 2003, with a final installment
 payment of $568,750 due March 1, 2003.                1,541,639            -
Note payable to finance company with interest at
 Sterling LIBOR rate (7.5% at September 30, 1998)
 plus 3.5% payable in monthly installments through
 August 2000.                                            357,126      536,597
Aircraft financing note payable to G.E. Capital
 Corp. with an interest rate of 10.0% with principal
 due every six months and interest due every four
 months; paid in full during 1998.                             -    1,870,233
Notes payable to Bank of Scotland with interest at
 Sterling LIBOR rate (7.5% at September 30, 1998)
 plus 2.25% payable in installments through
 September 2002.                                      15,877,806            -
Loan note payable to third party at zero interest,
 pursuant to an option agreement to purchase an
 aircraft.                                             2,987,500            -
Notes payable due to finance company with an
 interest rate of 10.5%, due in monthly installments
 through February, 2000.                                  53,042       25,985
                                                     $31,303,024  $13,950,196
Less:
Amount due within one year                            (6,153,354)  (1,285,364)
                                                     $25,149,670  $12,664,832

Maturities of long-term debt for the fiscal years ending September 30 are as follows:

1999                                                            $6,153,354
2000                                                             6,662,498
2001                                                             5,100,821
2002                                                             6,634,853
2003                                                             2,145,498
Thereafter                                                       4,606,009
                                                               $31,303,024

At September 30, 1998 and 1997, the weighted average interest rates on short-term borrowings was 9.6% and 9.7%, respectively.

FINANCE COMPANY NOTE

Note payable due to finance company of $357,000 is collateralized by aircraft with an aggregate book value of approximately $718,000.

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

On November 8, 1996, a Debt Discharge Agreement (the "Debt Discharge Agreement") was signed by and among Hanson North America, Inc. ("Hanson North America"), Millennium America Inc. (formerly named Hanson America Inc.) ("Millennium America"), and the Company, Lynton Jet and Lynton Properties. Prior thereto, Hanson North America had succeeded to HM Holdings as lender under the Credit Agreement and had acquired certain assets of HM Holdings, including the equity securities described below. Pursuant to the Debt Discharge Agreement and on November 13, 1996, Hanson North America was paid the sum of $3,500,000, and in consideration thereof (plus other consideration described below and in Note 9), (i) cancelled the Loans and discharged all obligations under the Credit Agreement except for certain indemnification obligations stated therein to survive termination of the Loans, (ii) surrendered to the Company 848,454 shares of Common Stock of the Company, (iii) surrendered Warrants to purchase an aggregate of 247,513 shares of Common Stock of the Company, and (iv) surrendered 2,000 shares of Series D Preferred Stock of the Company (the "Debt Discharge Transaction"). The foregoing shares and Warrants represented Hanson North America's entire equity interest in the Company. As provided in the Debt Discharge Agreement, the foregoing transactions were deemed to have occurred at September 30, 1996, and the net amount of debt discharged ($6,605,923), less consideration given, was recorded as a credit to Additional Paid-In Capital.

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

Interest expense relating to the borrowings from HM Holdings was approximately $455,000 for the year ended September 30, 1996.

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

1996 FINOVA LOAN

Simultaneously with the completion of a Debt Discharge Agreement on November 8, 1996 signed by and among Hanson North America, Inc, Millennium America Inc and the Company, and in order to pay Hanson North America $3,500,000 in connection therewith, Lynton Jet, as borrower, entered into a Loan and Security Agreement dated November 13, 1996 with Finova Capital Corporation ("Finova"), as Lender, pursuant to which Finova made a secured loan to Lynton Jet in the principal amount of $4,000,000 (the "1996 Finova Loan").

The 1996 Finova Loan is collateralized by a security interest in substantially all of the assets and properties of Lynton Jet, including a Leasehold Mortgage on the Jet Centre facility (excluding the portion of the facility subject to a Leasehold Mortgage held by Massachusetts Mutual Life Insurance Company). In addition, the obligations of Lynton Jet under the Finova Loan have been guaranteed by the Company and certain other subsidiaries of the Company.

The 1996 Finova Loan, together with interest thereon at the interest rate of 10.7% per annum shall be repaid in 96 equal consecutive monthly payments consisting of (a) principal and interest in an amount that will fully amortize 65% of the 1996 Finova Loan plus (b) interest only, on the remaining 35% of the principal balance of the 1996 Finova Loan calculated at 10.7% per annum. The remaining unpaid principal balance ($1,400,000) of the 1996 Finova Loan shall be payable on December 1, 2004. The 1996 Finova Loan requires compliance with certain covenants, financial and otherwise, as defined in the loan agreement, including maintaining a minimum tangible net worth and a minimum earnings, before interest, taxes, depreciation and amortization, coverage ratio by both Lynton Jet as borrower and Lynton Group, Inc. as guarantor.

1998 FINOVA LOAN

In connection with the Jet Systems Acquisition a loan agreement was entered into with Finova on February 27, 1998 (the "1998 Finova Loan") in the principal amount of $1,625,000. The 1998 Finova Loan which bears interest at a rate of 10.1% per annum shall be repaid in 60 equal consecutive monthly payments consisting of (a) principal and interest that will fully amortize 65% of the 1998 Finova Loan plus (b) interest only, on the remaining 35% of the principal balance of the 1998 Finova Loan calculated at 10.1% per annum. The remaining unpaid principal balance ($568,750) of the 1998 Finova Loan shall be payable on March 1, 2003. The 1998 Finova Loan requires compliance with certain covenants, financial and otherwise, as defined in the loan agreement, including maintaining a minimum tangible net worth, a minimum earnings before interest, taxes, depreciation and amortization, coverage ratio and a total liabilities to consolidated net worth ratio by both Lynton Jet as borrower and Lynton Group, Inc. as guarantor.

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

At September 30, 1998 and 1997, the Company had $150,000 in interest-bearing funds, accruing to the Company, held in escrow, as additional security to the Mortgage Note.

BANK OF SCOTLAND LOAN

In connection with the Magec Acquisition, Limited entered into a facilities agreement with Bank of Scotland Limited ("Bank of Scotland") which provided bank financing in the principal amount of 12,827,000 Pounds Sterling (equal to approximately $21,344,000). The facility consists of term debt at an interest rate of 2.25% above the Sterling LIBOR rate repayable in installments through to September 30, 2002 and a term overdraft facility of 2,000,000 Pound Sterling (equal to approximately $3,328,000) repayable in two equal installments on September 30, 2001 and September 30, 2002. The mortgage of $211,000 was repaid as part of the financing arrangement. The facilities are collaterized on certain aircraft owned by Magec and further collaterized by a floating charge over the assets of all the UK subsidiaries. The facilities agreement requires compliance, by Limited, with certain covenants, financial and otherwise, including maintaining a minimum adjusted net worth, a minimum senior interest coverage ratio, a minimum senior debt service cash cover ratio and a maximum loan to value coverage ratio for the aircraft financing.

CONVERTIBLE DEBENTURES

                                                    1998               1997
Senior  Subordinated  Convertible  Debentures
 with interest at 10%, payable in the  amount
 of 1/3  of the  aggregate  prinicpal  amount
 prior to  December  31  of each of the years     $795,000           $795,000
 from 1996 to 1998.
8% Subordinated Convertible Debentures due
 December 31, 2007.                              6,021,499                  -
Additional 8% Subordinated Convertible
 Debentures due December 31, 2007.               4,623,000                  -
                                               $11,439,499           $795,000

10% SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

In December 1993, the Company completed an off-shore placement of $2,500,000 principal amount of 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "Debentures"). The Debentures were originally convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at a price of $3.75 per share. Prior to December 31 of each of the years from 1996 to 1998, inclusive, the Company has agreed to pay to the trustee for the Debentures, as a sinking fund payment, cash in the amount of 1/3 of the aggregate principal amount of the issued Debentures, provided that Debentures converted or reacquired or redeemed by the Company may be used, at the principal amount thereof, to reduce the amount of any sinking fund payment. In fiscal 1997, the Company repurchased a portion of its Debentures due December 31, 1998 in the principal amount of $100,000 for cash payments totaling $50,000. The Company realized a gain on redemption of $47,000, net of related debt issuance costs, on these repurchases. In fiscal 1996, the Company repurchased a portion of its Debentures in the amount of $540,000 for cash payments totaling $162,000. The Company realized a gain on redemption of
$287,000, net of related debt issuance costs, on these repurchases. In addition, during a limited period of time during fiscal 1997, the remaining holders of the Debentures had been given the opportunity to convert the Debentures into shares of Common Stock of the Company at a conversion price of $.33 per share. Prior to completion of the Debt Discharge Transaction and refinancing of the Jet Centre facility described above, there were Debentures in the principal amount of $1,960,000 outstanding. Two holders of the Debentures, who are affiliates of the Company, issued their consent to convert the Debentures held by them (in the principal amount of $1,065,000) into 3,227,273 shares of Common Stock (effective at September 30, 1996). The Debentures acquired in the above transactions were applied against the sinking fund obligations for December 31, 1996, 1997 and 1998. At December 31, 1997, the Company has satisfied its sinking fund requirement and Debentures in the principal amount of $795,000 remained outstanding. In December 1998 an amount of $795,000, plus remaining accrued interest, was paid to the trustee for the Debentures, such funds to be utilized to pay the remaining principal and interest on the Debentures which matured on December 31, 1998.

8% SUBORDINATED CONVERTIBLE DEBENTURES

In connection with the acquisition of Magec, part of the debt finance raised were 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816,000 (the "8.0% Debentures") issued and sold to certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties. The 8.0% Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (the "Conversion Price") once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock (the "Capitalization Amendment"). In addition, the 8.0% Debentures are automatically convertible into shares of the Company's Common Stock upon the date, if any, that the Company, or any successor, completes a bona fide public offering of its securities, and the shares of Common Stock of the Company, or any successor, becomes listed on the London Stock Exchange. The Conversion Price will be subject to adjustment upon the occurrence of certain events, which include, among other things, the issuance of Common Stock or the issuance of securities convertible into or exchangeable for shares of Common Stock (with certain exceptions as set forth in the 8.0% Debentures) at less than the then current market price of the Common Stock, in which event the Conversion Price will be reduced (i) proportionately by the difference between the then current market price and the offering price if such offering price is greater than the then Conversion Price or (ii) to equal the offering price if such offering price is less than the then Conversion Price. In addition, the Company may from time to time reduce the Conversion Price by any amount for any period of time if the period is at least 20 days and if the reduction is irrevocable during the period, provided that in no event may the Conversion Price be less than the par value of a share of Common Stock. The 8.0% Debentures bear interest at the rate of 8.0% per annum payable semi-annually on the first day of June and December of each year with the first such payment due on June 1, 1998, provided, however, that in lieu of paying such interest in cash, the Company may, at its option, pay interest for any interest payment date occurring before December 23, 1999 by adding the amount of such interest to the outstanding principal amount due thereunder (the "PIK Interest"). In such event, any such PIK Interest when so added shall be deemed part of the principal indebtedness for the purposes of determining amounts which may be convertible into shares of Common Stock. The Company has exercised this option with respect to the interest payments due June 1, 1998 and December 1, 1998 so such PIK Interest resulting therefrom has been added and is now deemed part of the principal indebtedness for the purposes of determining amounts which may be convertible into shares of Common Stock.

ADDITIONAL 8% SUBORDINATED CONVERTIBLE DEBENTURES

In connection with the acquisition of Air Hanson, the balance of the purchase price was financed through the issue of 8.0% Subordinated Convertible
Debentures (the "Additional 8.0% Debentures") due December 31, 2007 in the aggregate principal amount of $4,623,000 issued and sold to certain institutional investors. The Additional 8.0% Debentures are convertible into shares of the Company's Common Stock at the option of the holder at any time following the Capitalization Amendment and prior to maturity at conversion ratios starting at $1.35 per share until June 30, 1999; $1.25 from July 1, 1999 to July 31, 1999; and then decreasing monthly thereafter by $.05 per month until December 1, 1999 whereupon the conversion ratio shall thereafter be $1.00 per share. The conversion ratios provided above shall be subject to adjustment upon the occurrence of certain events as provided in the 8.0% Debentures and the Additional 8.0% Debentures. In addition, the Additional 8.0% Debentures are automatically convertible into shares of the Company's Common Stock upon the date, if any, that the Company, or any successor, completes a bona fide public offering of its securities, and the shares of the Common Stock of the Company, or any successor, become listed on The London Stock Exchange. The Additional 8.0% Debentures bear interest at the rate of 8.0% per annum, payable semi-annually in arrears on the first day of June and December of each year with the first such payment due on December 31, 1998. However, (i) in the event the Company provides any holder of the Additional 8.0% Debentures with a notice of redemption (which as provided in the Additional 8.0% Debentures can be no sooner than June 1, 2000) and such redemption is rejected by the holder thereof, then and in such event, in lieu of paying interest in cash for any interest payment date occurring thereafter, or (ii) if at any other time, and at least 30 days prior to any interest payment date, a holder provides the Company with a written request that interest due to the holder for such interest payment date be paid in the form of PIK Interest, then, the Company may, at its sole option, with regard to the preceding clauses (i) or (ii), whichever is applicable, pay PIK Interest for any such interest payment date whereupon any such PIK Interest when so added shall be deemed part of the principal indebtedness for purposes of determining amounts which may be convertible into shares of Common Stock. No holder has as of this date requested PIK Interest in lieu of cash interest with regard to the Additional 8.0% Debentures.

7.  GEOGRAPHIC AREA AND INDUSTRY SEGMENT INFORMATION

Following is a summary of the consolidated financial position at September 30, 1998 and 1997 and consolidated results of operations for each of the three years ended September 30, 1998, 1997 and 1996 of the Company's wholly-owned foreign subsidiary, Limited, located in the United Kingdom, and its subsidiaries.

The Company is principally engaged in one industry segment, the performance of aviation sales and services. The Company markets it's services in the United States, United Kingdom and other European countries.

Revenues from foreign subsidiaries represented 68%, 51% and 55% of consolidated net revenues in 1998, 1997 and 1996, respectively, and were derived from geographic regions as specified below:

                                     Years ended September 30,
                                1998             1997              1996
Net revenues:
United States               $14,975,869      $12,568,159       $10,192,128
United Kingdom and other
 European countries          31,950,161       13,016,943        12,594,198
                            $46,926,030      $25,585,102       $22,786,326

Income (loss) before income
 tax provision and extraordinary item:
United States                  $361,360         $527,535         $(273,537)
United Kingdom and other
 European countries               6,574          756,354           543,145
                               $367,934       $1,283,889          $269,608

                                            1998                  1997
Total assets:
United States                               $22,951,400           $19,575,500
United Kingdom and other
 European countries                          42,131,510             6,647,748
                                            $65,082,910           $26,223,248

THERE WERE NO DIVIDENDS FROM FOREIGN SUBSIDIARIES DURING 1998, 1997 OR 1996.

8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company operates the Lynton Jet business out of the Company's hangar/office facility of approximately 132,000 square feet, owned by the Company, located at the Morristown Municipal Airport, Morristown, New Jersey, on a site leased pursuant to a ground lease with an initial term expiring on December 31, 2010 and with options to extend the term of the lease for five additional terms of five years each. The rental payments due under the lease are generally based upon increases in the consumer price index through the year 2020 and based upon fair market value thereafter. As a result of the Jet System acquisition completed in February 1998, Lynton Jet also operates out of an additional hangar /office facility of approximately 53,000 square feet, on a site persuant to a ground lease with an initial term expiring on December 31, 1999. Although there can be no assurance, it is anticipated that during 1999 Lynton Jet will enter into a new ground lease for a period of 25 years on this site.

The Company leases an additional facility of approximately 36,000 square feet at the Morristown Municipal Airport, Morristown, New Jersey, with an initial term that expired on May 31, 1998, with an option to renew for an additional three years. The Company exercised its option to renew for such additional three years, expiring May 31, 2001. Lynton Maintenance conducts its maintenance operation from this facility, in addition to the providing additional FBO facilities.

In addition to the above facility leases, the Company leases automobiles, various office equipment and the helicopter currently being flown for the U.S. flight operations.

Minimum future obligations under operating leases in effect at September 30, 1998 are as follows:

Year Ending September 30:
1999                                                        $618,772
2000                                                         524,368
2001                                                         407,589
2002                                                         248,317
2003                                                         248,317
Thereafter                                                 1,259,104
Total minimum lease payments                              $3,306,467

Rental expense for the years ended September 30, 1998, 1997 and 1996 was approximately $738,000, $510,000 and $486,000, respectively.

CAPITAL LEASES

The Company leases 5 motor vehicles, which have been accounted for as capital leases. Following is a summary of property held under capital leases:

                                               1998                   1997
Motor vehicles                               $237,255               $185,489
Less: Accumulated depreciation                (79,010)               (25,897)
                                             $158,245               $159,592

Aggregate future minimum lease payments under capital leases at September 30, 1998, by fiscal year, are as follows:

1999                                           $54,119
2000                                            44,962
2001                                             9,967
2002                                             1,467
Thereafter                                           -
Total minimum lease payments                   110,515
Less interest portion                          (16,146)
Present value of net minimum lease payments    $94,369

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

LITIGATION

Dollar Air is a defendant in an action pending in the United Kingdom relating to certain actions taken by Dollar Air in connection with its acting as a broker in the sale of a certain helicopter. In such action, the plaintiff is seeking damages in the approximate amount of 170,000 Pounds Sterling (approximately $250,000). Dollar Air has denied the allegations therein and the Company has defended and intends to continue to defend this matter vigorously. While the Company cannot predict the outcome of such litigation, it does not expect, based upon advice of counsel, that damages, if any, will be awarded to the full extent of the plaintiff's claim.

9.  INCOME TAXES

The Company and its wholly-owned United States subsidiaries file Federal income tax returns on a consolidated basis. Limited and its subsidiaries file separate tax returns in the United Kingdom.

Deferred income taxes recorded in the consolidated balance sheet at September 30, 1998 and 1997 include deferred tax assets, primarily related to net operating loss carryforwards, which have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amount of the deferred tax assets, as the Company is not assured at September 30, 1998 and 1997, that it is more likely than not that these benefits will be realized. Deferred tax liabilities resulted primarily from different book and tax basis of fixed assets in the United Kingdom.

The Company's effective tax rate differs from the U.S. statutory rate (34%) due to the following:

                                               YEAR ENDED SEPTEMBER 30,
                                          1998           1997          1996
Expected provision at 34%               $125,098       $452,456       $91,667
Non-allowable foreign amortization       123,672              -             -
Foreign income taxes                           -              -       151,206
Benefit of operating losses (utilized):
Domestic                                 (33,412)      (102,339)      (91,667)
Foreign                                        -        (99,089)            -
Other                                     26,203        (12,635)            -
Total tax provision                     $241,561       $238,393      $151,206

The Company has unused U.S. Federal net operating loss carryforwards at September 30, 1998 of approximately $1,035,000 which expire through September 30, 2010. As a result of the Jet Centre acquisition and the related issuance of the Original Warrant to HM Holdings (see Note 2), and the conversion of the Debentures into Common Stock (see Note 2), the utilization of the Company's net operating loss carryforwards is substantially restricted under Section 382 of the Internal Revenue Code of 1986 ("the Code"), as amended, to a specified maximum percentage (approximately 5.8%) of the fair market value of the Company at the time of the ownership change. For purposes of this limitation, management has estimated that the value of the Company was in excess of $3,800,000 at the time of the ownership change.

10.  EMPLOYMENT AGREEMENT/STOCK OPTIONS

The Company has an employment agreement with its Chief Executive Officer extending through February, 2000 providing for a base salary of $211,000 annually, which includes rent paid to a company which is wholly-owned by the Company's Chief Executive Officer for office space in London rented by the Company (see Note 10). The term of this agreement may be extended for an additional eighteen months under certain circumstances.

In August 1993, the Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan") for employees, officers, consultants or directors of the Company or its subsidiaries to purchase up to 250,000 shares of Common Stock of the Company. Options granted under the 1993 Plan may either be "incentive stock options" as defined in Section 422 of the Code, or non-statutory stock options (options which fail to qualify as incentive stock options). Any incentive stock options granted under the 1993 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of the grant and have a term of between five and ten years. The vesting periods for the options vary under the 1993 Plan with a minimum vesting period of six months. As of September 30, 1998, options to acquire 6,668 shares of Common Stock have been granted under the 1993 Plan and 226,665 options were available for future grant. During 1998, 16,667 options expired prior to being exercised.

In addition to options granted under the Plan, in August 1997, the Company granted non-statutory stock options to certain officers and key employees for a total of 704,000 shares, all of which are immediately exercisable at a price of $0.50 per share. An additional 950,000 non-statutory stock options were granted in February 1998, 450,000 of which were immediately exercisable at a price of $1.00 per share. The remaining 500,000 shares vest over three years following the first year and are also exercisable at $1.00 per share.

The Company's stock option plan has been accounted for under APB Opinion 25, and related Interpretations. No compensation cost has been recognized applicable to the plan. Had compensation cost for the plan been determined, based on fair value of the options at the grant dates consistent with the requirements of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below.

                                                   SEPTEMBER 30,
                                       1998           1997            1996
Net income          As Reported     $126,373       $1,092,360        $405,810
                      Pro forma     $111,573       $1,092,360        $405,780

Basic earnings per share
                    As Reported        $0.02            $0.17           $0.21
                      Pro forma        $0.02            $0.17           $0.21

Diluted earnings per share
                    As Reported        $0.02            $0.17           $0.21
                      Pro forma        $0.02            $0.17           $0.21

The fair value of each option is estimated on the date of grant, using the Black-Scholes options-pricing model, with the following weighted-average assumptions used for grants in 1998 and 1997: expected volatility of 40%; risk-free interest rates of 6.0%; and expected lives of 2 1/2 years.

Information with respect to the 1993 Plan and other options granted, under similar provisions, to certain directors, officers and key employees of the Company is summarized as follows:

                             1998               1997               1996
                                 WEIGHTED          Weighted           Weighted
                                  AVERAGE           Average            Average
                                 EXERCISE          Exercise           Exercise
                        SHARES    PRICE    Shares    Price    Shares    Price
Outstanding at beginning
 of year               734,003    $0.53    63,340    $1.54    94,176    $2.34
Granted                950,000     1.00   704,000     0.50     5,001     0.25
Expired/cancelled      (23,555)    1.50   (33,337)    1.78   (35,837)    3.45
Exercised                 0.00        -      0.00        -      0.00        -
Outstanding at end
 of year             1,660,668    $0.79   734,003    $0.53    63,340    $1.54
Exercisable at end
 of year             1,160,668    $0.69   734,003    $0.53    43,340    $1.74

Weighted average fair
value of options granted
during the year                   $0.04              $0.00              $0.01

The following information applies to options outstanding at September 30, 1998:

Range of exercise prices               3,334 shares                    $0.25
                                     704,000 shares                    $0.50
                                       3,334 shares                    $0.80
                                     950,000 shares                    $1.00
Weighted average exercise price                                        $0.69
Weighted average remaining contractual life                       4.13 years

11.  RELATED PARTY TRANSACTIONS

The Company rents office space in London from a company which is wholly-owned by the Company's Chief Executive Officer. For the years ended September 30, 1998, 1997 and 1996, rental expense for this space was $56,000, $51,000 and $46,000 , respectively.

The Company paid $25,000 in 1996 to a company owned by one of the Company's directors for management and advisory services rendered. No such payments were made in fiscal 1997 or 1998.

12.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Non-cash investing and financing activities for the years ended September 30 are as follows:

1997
Reclassification of investment in jointly-owned
 company held for resale from long term assets to
 current assets (see Note 3)                                      $1,222,620

Purchase of helicopter, fully financed by G.E.
 Capital Corporation                                              $1,870,233

1996
Conversion of senior subordinated convertible
 debentures for common stock                                      $1,065,000

Cancellation of debt to HM Holdings, Inc.                         $6,605,923
Payment to HM Holdings, Inc. for cancellation of debt             (3,500,000)
Deferred revenue for future rental obligation                     (1,200,000)
Unamortized debt discount                                            (35,951)
Tax impact of transaction                                           (154,000)
Net credit to Additional Paid-In Capital from
 discharge of debt                                                $1,715,972

Cash paid for interest and income taxes during the fiscal years were as follows:

                              1998                1997                1996
Interest                   $1,672,284          $1,085,016          $1,509,512
Income taxes                 $337,052             $23,643                   -

13.  PREPAYMENTS, OTHER DEBTORS AND ACCRUED EXPENSES

As of September 30, 1998 and 1997, accrued expenses are summarized as follows:

                                              1998                    1997
Accrued purchases                           $591,319                $182,863
Aircraft maintenance reserves                378,698                 327,465
Payroll and payroll taxes                    650,569                 182,047
Interest                                     503,364                  86,222
Sales, excise and V.A.T. taxes               221,881                  99,714
Professional fees                            183,148                 116,719
Aircraft management and charter costs        485,688                  45,959
Site cleanup cost                             40,000                  40,000
Costs re Romanian aircraft                   220,109                       -
Air Hanson restructuring cost                415,750                       -
Unrealized exchange gain on debentures        83,552                       -
Other                                        655,557                 134,758
                                          $4,429,635              $1,215,747

As of September 30, 1998 and 1997, prepayments and other debtors are summarized as follows:

                                              1998                    1997
Prepayments                                  $737,497                $186,532
Other debtors                                 798,673                  27,592
                                           $1,536,170                $214,124

14.  EMPLOYEE BENEFIT PLANS

The Company has a voluntary savings plan covering substantially all of its domestic employees. The plan qualifies under Section 401(k) of the Internal Revenue Code. Eligible employees may elect to contribute up to 15% of their salaries to an investment trust. Effective October 1, 1990, the Company contributes an amount equal to 100% of the first 4% of employee contributions. Contributions related to this plan were $46,000, $44,000 and $47,000 for fiscal 1998, 1997 and 1996, respectively.

The Company also has a voluntary savings plan covering eligible employees of its subsidiaries in the United Kingdom. Eligible employees may elect to contribute up to 17.5% of their salaries to an investment trust. The Company contributes an amount equal to 100% of the first 4% of employee contributions. Contributions related to this plan were approximately $66,000, $51,000 and $47,000 for fiscal 1998, 1997 and 1996, respectively.

15. RENTAL INCOME

The Company's FBO facility, through Lynton Jet and Lynton Properties, at the Morristown Municipal Airport, Morristown, New Jersey, has 13 tenants with non-cancelable operating leases with terms remaining ranging from one to eleven years. The loss of either of the largest two tenants (with leases which expire in February 2006 and June 1999 for the largest and second largest tenant, respectively) could have a material effect on the Company.

The Company's additional FBO facility, through Ramapo, also located at the Morristown Municipal Airport, Morristown, New Jersey, has 13 tenants of which 5 have non-cancelable operating leases with one year remaining on three-year terms. The remaining tenants rent on a month to month basis.

The following is a schedule, by fiscal year, of minimum future rental income under noncancellable tenant operating leases as of September 30, 1998:

1999                                                 $3,028,015
2000                                                  1,954,061
2001                                                  1,823,934
2002                                                  1,385,610
2003                                                  1,385,610
Thereafter                                            1,732,013
Total minimum future rentals                        $11,309,243

The above schedule includes deferred annual revenues from Hanson North America and Millennium Holdings, through 2001, pursuant to the lease agreement.

                  Report of Independent Auditors on Schedule


Lynton Group, Inc.

In connection with our audit of the consolidated financial statements of Lynton Group, Inc. and subsidiaries as of September 30, 1998, we have also audited the consolidated Schedule II-Valuation and Qualifying Accounts included in this Annual Report (Form l0-K).

In our opinion, the consolidated schedule referred to above presents fairly, in all material respects, the information required to be stated therein.

/s/ Grant Thornton


London, England
December 18, 1998

              Report of Independent Certified Public Accountants


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

/s/ Grant Thornton LLP


New York, New York
January 13, 1998

                      Lynton Group, Inc. and Subsidiaries

                 Schedule II-Valuation and Qualifying Accounts

                                 Balance at                          Balance at
                                 Beginning                           End of
                                 of Period  Additions   Deductions    Period
Year ended September 30, 1998:
Allowance for doubtful accounts  $22,196    $57,499 (1)  ($2,726)     $76,969
Year ended September 30, 1997:
Allowance for doubtful accounts  $21,465       $731 (2)        -      $22,196
Year ended September 30, 1996:
Allowance for doubtful accounts  $21,80           -        $(343)(1)  $21,465


(1) Includes $1,201 which represents effect of exchange rate differences; and 4,321 Pounds Sterling acquired from Magec.
(2) Represents effect of exchange rate differences.

In addition, during fiscal 1996, the Company wrote off approximately $191,000 due from an entity controlled by the President and Chief Executive Officer of the Company.