Form 10-K/A
period 1998-09-30
LYNTON GROUP INC
filed 1999-02-01
CIK 27566

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

               DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           EXPLANATORY NOTE

     Lynton Group, Inc. is filing this Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 solely for the purpose of filing the Part III information.

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

                                Present Position            Has Served as
Name                     Age    and Offices                 Director Since

Christopher Tennant      48     President, Chief            1985
                                Executive Officer
                                and Director

Paul R. Dupee, Jr.       55     Chairman of the Board       1996
                                and Director

David Harland            48     Vice President of           1998
                                Business Development,
                                Deputy Chief Executive
                                Officer and Director

Richard Hambro           53     Director                    1989

James G. Niven           53     Director                    1989

Nigel D. Pilkington      47     Director                    1996

Ian J. Borrowdale        59     Vice President of            --
                                International Operations
                                and Chief Operating
                                Officer

Paul A. Boyd             36     Principal Financial          --
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

     PAUL R. DUPEE, JR. has been a Director of the Company since April 1996 and was appointed Chairman of the Board in January 1998. From September 1983 to November 1996, Mr. Dupee was Vice-Chairman of the Board of Directors and a Director of Celtics, Inc., the corporate general partner of Boston Celtics Limited Partnership which owns and operates the Boston Celtics professional basketball team of the National Basketball Association. Mr. Dupee has served as a director of Maxicare Health Plans, Inc. since 1998. Since 1986, Mr. Dupee has been a private investor.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the fiscal year ended September 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1998, 1997 and 1996, of those persons who were, at September 30, 1998 (i) the chief executive officer and
(ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                         Summary Compensation Table

                              Annual                Long-Term
                              Compensation          Compensation

                                                    Awards
Name and Principal    Fiscal                        Options    All Other
Position              Year    Salary      Bonus     (shares)   Compensation

Christopher Tennant   1998    $157,680(1) $56,000   200,000    $60,000(2)
 President and Chief  1997    $149,715(1) $17,500   0          $36,000(2)
 Executive Officer    1996    $144,000(1) $50,000   0          $10,000(3)

David Harland(4)      1998    $156,000    $25,000   500,000    $31,000(3)
 Vice President
 of Business
 Development
 and Deputy Chief
 Executive Officer

Ian J. Borrowdale     1998    $171,565   $22,000    0          $5,930(3)
 Vice President       1997    $157,478   $0         32,000     $5,654(3)
 of International     1996    $143,784   $0         0          $5,423(3)
 Operations and
 Chief Operating
 Officer
______________________

(1) In addition, Lynton International Limited ("Lynton International"), a company wholly-owned by Mr. Tennant, was paid $56,000, $51,000 and $46,000 during fiscal 1998, 1997 and 1996, respectively, for office space in London rented to the Company. At September 30, 1995, the Company also had a non-interest bearing receivable from Lynton International in the amount of $191,308. This amount was written off in fiscal 1996 pursuant to a resolution of the Board of Directors.

(2) Represents $11,000 and $12,000 for fiscal 1997 and 1998, respectively, contributed by the Company under the Company's savings plan and certain expenses of Mr. Tennant in the sum of $25,000 and $48,000 for fiscal 1997 and 1998, respectively, which were paid by the Company.

(3) Represents amounts contributed by the Company under the Company's savings plans.

(4) Mr. Harland has been Vice President of Business Development and Deputy Chief Executive Officer of the Company since January 1998. He was not employed by the Company during fiscal 1996 and 1997.

Stock Options Granted in Fiscal 1998

     The following table sets forth information concerning individual grants of stock options made during fiscal 1998 to each of the persons named in the Summary Compensation Table.

                              OPTIONS GRANTED IN FISCAL 1998

                                         PERCENT OF TOTAL
                     NUMBER OF           OPTIONS GRANTED
                     SECURITIES          TO                  EXERCISE OR
                     UNDERLYING OPTIONS  EMPLOYEES IN        BASE PRICE
NAME                 GRANTED             FISCAL YEAR         ($/SH)
Christopher Tennant  200,000             28.6%               $1.00
David Harland        500,000             71.4%               $1.00
Ian J. Borrowdale          -               -                    -


                           Market
                           Price
                           on
                           Date of           Expiration
Name                       Grant             Date
Christopher Tennant        $100,000           2/1/2003
David Harland              $250,000           2/1/2003
Ian J. Borrowdale                 -                  -
__________________________

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

Stock Options Exercised in Fiscal 1998;
Fiscal Year-End Values

     The following table set forth certain information as to each exercise of stock options during the fiscal year ended September 30, 1998 by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

   AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND YEAR-END OPTION VALUE

                                               NUMBER OF SECURITIES
                     SHARES                   UNDERLYING UNEXERCISED
                     ACQUIRED                   OPTIONS AT 9/30/98
                     ON         VALUE
                     EXERCISE   REALIZED   EXERCISABLE  UNEXERCISABLE

Christopher Tennant    -0-       -0-        840,000       -0-
David Harland          -0-       -0-        -0-           500,000
Ian J. Borrowdale      -0-       -0-        32,000        -0-


                          VALUE OF UNEXERCISED
                          IN-THE-MONEY OPTIONS
                          AT 9/30/98(1)

                          EXERCISABLE    UNEXERCISABLE

Christopher Tennant       $20,000        -0-
David Harland             -0-            -0-
Ian J. Borrowdale         $1,000         -0-


_______________________

(1) Based on the average of the closing bid and asked prices of the Company's Common Stock on the most recent date on which bid and asked prices were available on or prior to September 30, 1998. Realizable values are reported net of the option exercise price but before any income taxes that the executive may have to pay. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock as well as the option holder's continued employment. The amounts reflected in this table may never be obtained.

Compensation of Directors

     Directors of the Company, except its Chairman and other directors who are employees of the Company, are entitled to an annual fee of $12,000 for service on the Board. The Company's Chairman is entitled to receive an annual fee of $100,000 for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Employment Contracts

     Christopher Tennant, President and Chief Executive Officer of the Company, is employed pursuant to an employment agreement expiring in February 2000 at an annual base salary of $211,000 which includes rent paid to a company which is wholly-owned by Mr. Tennant for office space rented by the Company. The term of the agreement may be extended for an additional eighteen months under certain circumstances. Mr. Tennant's salary shall be increased annually based on cost-of-living adjustments. In addition, the agreement provides for the payment of bonus compensation in such amounts and at such times as the Compensation Committee or the Board of Directors of the Company shall, from time to time, determine. Such determination including the amount of bonus compensation, if any, shall be made in the sole discretion of the Compensation Committee or the Board of Directors of the Company, as the case may be.

Compensation Committee Interlocks and Insider Participation

     In February 1994, the Board of Directors formed a Compensation Committee, the current members of which are Richard Hambro, Paul R. Dupee, Jr. and Nigel
D. Pilkington, each of whom served thereon throughout the fiscal year ended September 30, 1998. Since January 1998, Mr. Dupee has been Chairman of the Board. From February 1994 to January 1997, Mr. Hambro was Co-Chairman of the Board of Directors, and from January 1997 to January 1998, he was sole Chairman. Mr. Hambro received no compensation during fiscal 1998 for service in such capacity. See "Compensation of Directors" above for information on compensation to Mr. Dupee for his services as Chairman. Prior to February 1994, Mr. Hambro also served as Chairman of the Board from May 1989 to February 1994. Mr. Pilkington is a non-officer director and is not an employee or former or current officer of the Company or any of its subsidiaries. See Part III, Item 13 for information on certain transactions involving the foregoing persons.

     During the fiscal year ended September 30, 1998, no executive officer of the Company served as a director or a member of the Compensation Committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the Compensation Committee or the Board of Directors of the Company.

Stock Option Plan

     In August 1993, the Board of Directors of the Company adopted the 1993 Stock Option Plan (the "1993 Plan") for employees, officers, consultants or directors of the Company or its subsidiaries to purchase up to 250,000 shares of Common Stock of the Company. Stockholder approval was obtained in June 1994. Options granted under the 1993 Plan may either be "incentive stock options" as defined in Section 422 of the Internal Revenue Code, or non-statutory stock options. Under the terms of the 1993 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or the committee appointed by the Board, provided, however, that any incentive stock options granted under the 1993 Plan shall be granted at no less than 100% of the fair market value of the Common Stock of the Company at the time of grant. As of September 30, 1998, options to acquire 6,668 shares of Common Stock have been granted under the 1993 Plan and 226,665 options were available for future grant. During fiscal 1998, options to acquire 16,667 shares expired prior to being exercised.

     In addition to options granted under the 1993 Plan, in August 1997, the Company granted non-statutory stock options to certain officers and key employees for a total of 704,000 shares, all of which are immediately exercisable at $.50 per share. Additional non-statutory stock options to acquire 950,000 shares were granted in February 1998, 450,000 of which are immediately exercisable at a price of $1.00 per share. The remaining options to acquire 500,000 shares vest over three years following the first year and are also exercisable at $1.00 per share.

Savings Plans

     The Company has a voluntary savings plan covering substantially all of its employees in the United States. The plan qualifies under Section 401(k) of the Internal Revenue Code. Pursuant to the plan, eligible employees may elect to contribute up to 15% of their salaries to an investment trust. Effective October 1, 1990, the Company contributes an amount equal to 100% of the first 4% of employee contributions. In addition, the Company has a voluntary savings plan covering eligible employees of its subsidiaries in the United Kingdom pursuant to which eligible employees may elect to contribute up to 17 1/2% of their salaries to an investment trust. The Company contributes an amount equal to 100% of the first 4% of employee contributions. During the fiscal year ended September 30, 1998, contributions made under such savings plans by the Company were $12,000, $31,000 and $6,000 for Messrs. Tennant, Harland and Borrowdale, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 1998, (i) the number of shares of Common Stock owned of record or beneficially, or both, and the percentage of outstanding Common Stock owned by each of the following: (i) each person who owned of record, or is known by the Company to have beneficially owned, individually, or with his associates, more than 5% of such shares then outstanding; (ii) each director of the Company and each executive officer of the Company; and (iii) all Directors and executive officers as a group. The following information does not include any shares which may be issued upon conversion of the 8.0% Debentures described in Item 13 below. Except as otherwise indicated below, each of the persons listed below has sole voting and investment power with respect to his or her shares.



                               Amount and Nature         Percent
Name of Beneficial Owner       of Beneficial Ownership   of Class

Consulta Smaller Companies
  Fund Limited                  2,148,788(1)             32.3%
Paul R. Dupee, Jr.              1,348,485(2)             21.1%
Task Holdings Limited           1,026,936(3)             16.1%
Brae Group, Inc.                  410,776(4)              6.4%
Christopher Tennant             1,071,132(5)             14.8%
James G. Niven                    431,610(6)              6.7%
Richard Hambro                    342,056(7)              5.3%
Nigel D. Pilkington             2,149,288(8)             32.3%
Ian J. Borrowdale                  78,547(9)              1.2%
Louis Marx, Jr.                   410,776(10)             6.4%
David Harland                     166,666(11)             2.5%
All Executive Officers
and Directors as a Group        5,587,784(12)            72.7%


(1) Includes 1,898,788 shares held by Consulta Smaller Companies Fund Limited (formerly, Consulta Special Funds Limited) ("Consulta") and 250,000 shares which Consulta has the right to acquire within 60 days pursuant to the exercise of stock options. The address for Consulta is St. Julian's Avenue, Guernsey, Channel Islands.
(2)  The address for Paul R. Dupee, Jr. is 10 Wilton Row, London, England.
(3)  The address for Task Holdings Limited is P.O. Box 16, Castletown, Isle of
Man.
(4)  The address for Brae Group, Inc. is 1101 Richmond Avenue, Houston, Texas.
(5) Includes 220,000 shares held by Christopher Tennant, 11,132 shares held by Lynton International Limited, a company organized under the laws of England ("Lynton International") and 840,000 shares which Mr. Tennant has the right to acquire within 60 days pursuant to the exercise of stock options. Mr. Tennant is the sole shareholder of Lynton International and, by virtue of such ownership, Mr. Tennant may be deemed the beneficial owner of the shares held by Lynton International.
(6) Includes 423,276 shares held by Mr. Niven, 5,000 shares owned by a foundation for which Mr. Niven serves as a trustee and a director and 3,334 shares which Mr. Niven has the right to acquire within 60 days pursuant to the exercise of stock options. The address for Mr. Niven is 1334 York Avenue, New York, New York.
(7) Includes 66,667 shares held by BMB-H Investment Company Limited, a Jersey corporation ("BMB-H") which is 25% owned and controlled by J.O. Hambro & Company Limited, a corporation organized under the laws of England ("J.O. Hambro"). Richard Hambro is an Executive Director of J.O. Hambro and, by virtue of such status, may be deemed to be a controlling person of BMB-H and beneficial owner of the shares held by BMB-H. Mr. Hambro disclaims beneficial ownership of the shares held by BMB-H. Also, includes 205,388 shares held by J.O. Hambro Nominees Limited, 66,667 shares held by J.O. Hambro Investment Management Ltd. and 3,334 shares which Mr. Hambro has the right to acquire within 60 days pursuant to the exercise of stock options.
(8) Includes 500 shares held by the wife of Mr. Pilkington and 1,898,788 shares held by Consulta and 250,000 shares which Consulta has the right to acquire within 60 days pursuant to the exercise of stock options. Mr. Pilkington is a director of Consulta and may be deemed to have beneficial ownership of such shares. Mr. Pilkington disclaims beneficial ownership of the shares held by Consulta except to the extent of his pecuniary interest therein. The address for Mr. Pilkington is 20 St. James's Street, London, England.
(9) Includes 46,547 shares held by Mr. Borrowdale and 32,000 shares which Mr. Borrowdale has the right to acquire within 60 days pursuant to the exercise of stock options.
(10) Consists of 410,776 shares held by Brae Group, Inc. ("Brae"). Louis Marx, Jr. owns the majority of the voting securities of Brae and may therefore be deemed to beneficially own the shares held by Brae. The address for Mr. Marx is 667 Madison Avenue, New York, New York.
(11) Consists of 166,666 shares which Mr. Harland has the right to acquire within 60 days pursuant to the exercise of stock options. In addition, Mr. Harland has options to acquire an additional 333,334 shares which are not exercisable within 60 days.
(12) Includes 1,295,334 shares which present officers and directors have the right to acquire within 60 days pursuant to the exercise of stock options.

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

     In addition, in fiscal 1997, two holders (Paul R. Dupee, Jr. and Consulta) of the Company's 10% Senior Subordinated Convertible Debentures due December 31, 1998 (the "1998 Debentures") agreed to convert the 1998 Debentures held by them (in the principal amount of $1,065,000) into 3,227,273 shares of Common Stock (effective retroactively to September 30, 1996). Paul R. Dupee, Jr. is Chairman of the Board and a director of the Company. The shares held by Consulta may be deemed to be beneficially owned by Nigel D. Pilkington, a director of the Company.

     See Part III, Item 11 for information on the employment agreement entered into with Christopher Tennant.

     Pursuant to an oral agreement, the Company rents office space in London from Lynton International Limited, a company organized under the laws of England which is wholly-owned by Christopher Tennant, the Company's President, Chief Executive Officer and a Director. For the year ended September 30, 1998, rental expense for this space was $56,000.

     In December 1997, the Company acquired through Lynton Group Limited, a wholly-owned subsidiary of the Company, all of the issued and outstanding shares of capital stock of Magec Aviation Limited ("Magec"). The consideration paid was 17,000,000 Pounds Sterling (equal to approximately $28,288,000) paid in cash at closing. The funds used to purchase Magec (including acquisition costs) included bank financing in the principal amount of 12,827,000 Pounds Sterling with the balance of the purchase price from debt financing as follows:
(i) promissory notes (the "December 1999 Notes") in the aggregate principal amount of $1,664,000 due on December 23, 1999, with interest at 12.0% per annum, issued and sold to entities which may be deemed affiliates of Paul R. Dupee, Jr., Chairman of the Board and a director of the Company, and (ii) a non interest bearing loan in the principal amount of $1,353,000 due on December 23, 1998, pursuant to an Option Agreement entered into between Magec and an unrelated party to acquire a certain aircraft owned by Magec, and (iii) 8.0% Subordinated Convertible Debentures due December 31, 2007 in the aggregate principal amount of $5,816,000 (the "8.0% Debentures") issued and sold to certain directors and principal stockholders of the Company, and/or their affiliates, as well as other third parties. In connection with the aforesaid financing, an Option Agreement was entered into between Magec and Westbury Properties Corporation ("Westbury"), which may be deemed an affiliate of Paul
R. Dupee, Jr., Chairman of the Board and a director of the Company, whereby Westbury was granted an option expiring December 23, 1999 to acquire a certain aircraft owned by Magec for the purchase price of $6,664,000. During the quarter ended June 30, 1998 the said aircraft was sold by Magec for the purchase price of $7,250,000. In connection therewith, the December 1999 Notes including accrued interest thereon were paid in full. In addition certain other indebtedness in the amount of $4,998,000 was repaid and Westbury surrendered its option over said aircraft in return for a sum equal to the difference between the purchase price ($7,250,000) and the option exercise price ($6,664,000).

     In connection with the issuance of the 8.0% Debentures, a significant majority of the 8.0% Debentures were purchased by certain existing principal stockholders of the Company as follows: Paul R. Dupee, Jr. who is Chairman of the Board and a director of the Company, acquired $1,306,240 principal amount of the 8.0% Debentures; James G. Niven, a director of the Company, acquired $200,000 principal amount of the 8.0% Debentures; J.O. Hambro Investments Ltd., which Richard Hambro, a director of the Company, may be deemed to control, acquired $299,520 principal amount of the 8.0% Debentures; Task Holdings Limited acquired $798,720 principal amount of the 8.0% Debentures; and Consulta acquired $1,938,560 principal amount of the 8.0% Debentures, which in the aggregate represents approximately 78.0% of the 8.0% Debentures issued.

     The 8.0% Debentures will be convertible into shares of the Company's Common Stock at the option of the holder at any time prior to maturity at an initial conversion price of $1.00 per share (the "Conversion Price") once the Certificate of Incorporation is modified to increase the number of authorized shares of Common Stock (the "Capitalization Amendment"). See Part II, Item 7 for information on the Preliminary Information Statement filed with the Securities and Exchange Commission in connection with action proposed to be taken by written consent of stockholders with respect to certain matters including the Capitalization Amendment and a reverse stock split of the Company's Common Stock. In addition, the 8.0% Debentures are automatically convertible into shares of the Company's Common Stock upon the date, if any, that the Company, or any successor, completes a bona fide public offering of its securities, and the shares of Common Stock of the Company, or any successor, become listed on the London Stock Exchange. The Conversion Price will be subject to adjustment upon the occurrence of certain events, which include, among other things, the issuance of Common Stock or the issuance of securities convertible into or exchangeable for shares of Common Stock (with certain exceptions as set forth in the 8.0% Debentures) at less than the then current market price of the Common Stock, in which event the Conversion Price will be reduced (i) proportionately by the difference between the then current market price and the offering price if such offering price is greater than the then Conversion Price or (ii) to equal the offering price if such offering price is less than the then Conversion Price. In addition, the Company may from time to time reduce the Conversion Price by any amount for any period of time if the period is at least 20 days and if the reduction is irrevocable during the period, provided that in no event may the Conversion Price be less than the par value of a share of Common Stock. The 8.0% Debentures bear interest at the rate of 8.0% per annum payable semi-annually on the first day of June and December of each year with the first such payment due on June 1, 1998, provided, however, that in lieu of paying such interest in cash, the Company may, at its option, pay interest for any interest payment date occurring before December 23, 1999 by adding the amount of such interest to the outstanding principal amount due thereunder (the "PIK Interest"). In such event, any such PIK Interest when so added shall be deemed part of the principal indebtedness for the purposes of determining amounts which may be convertible into shares of Common Stock. The Company has exercised this option with respect to the interest payments due June 1, 1998 and December 1, 1998 so such PIK Interest resulting therefrom has been added and is now deemed part of the principal indebtedness for the purposes of determining amounts which may be convertible into shares of Common Stock.

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


Date: January 29, 1999