Form 10-Q
period 1998-12-31
LYNTON GROUP INC
filed 1999-02-16
CIK 27566

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended DECEMBER 31, 1998

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

                  Common, $.30 par value per share: 6,394,872
                      Outstanding as of FEBRUARY 8, 1999

                        Part 1 - FINANCIAL INFORMATION


                      LYNTON GROUP, INC. AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION


                        PERIOD ENDED DECEMBER 31, 1998


ITEM                                                                   PAGE

Item 1 - Financial Statements:

          Condensed Consolidated Balance Sheets -
                December 31, 1998 and September 30, 1998                 3

          Condensed Consolidated Statements of Income -
                For the Three months ended December 31, 1998 and 1997    4

          Condensed Consolidated Statements of Cash Flows -
                For the Three months ended December 31, 1998 and 1997    5

                Notes to Condensed Consolidated Financial Statements   6-7


Item 2 - Management's Discussion and Analysis of Financial Condition
         and results of operations                                     8-9

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                         December 31,            September 30,
                                             1998                    1998
                                         (Unaudited)              (Audited)
Assets
Current assets:
Cash                                      $2,173,208              $3,095,662
Accounts receivable                        6,205,280               6,587,563
Inventories                                3,178,931               3,226,939
Aircraft held for resale                   2,907,306               2,979,310
Prepaids and other current assets          1,461,528               1,536,170
Total current assets                      15,926,253              17,425,644

Property, plant and equipment             33,623,413              34,555,683
Less accumulated depreciation
 and amortization                          6,892,069               6,424,635
                                          26,731,344              28,131,048
Funds held in escrow                         150,000                 150,000
Aircraft held for resale                   5,150,000               5,150,000
Long-term ground lease, less
 accumulated amortization                  2,093,763               2,158,449
Goodwill, less accumulated amortization   11,027,746              11,404,791
Other assets and deferred charges, less
 accumulated amortization                    632,307                 662,978
                                         $61,711,413             $65,082,910

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable and accrued liabilities  $9,003,929             $10,067,617
Advances from customers and deferred
 revenue                                   2,426,515               2,002,446
Current portion of capital lease
 obligations                                  49,194                  54,119
Current portion of debt on aircraft held
 for resale                                3,100,000               3,100,000
Current portion of other long-term debt    2,788,216               3,053,354
Total current liabilities                 17,367,854              18,277,536

Long term debt, less current portion      23,723,572              25,149,670
Subordinated convertible debentures       10,980,806              11,439,499
Deferred revenue                             420,000                 480,000
Obligations under capital leases, less
 current portion                              46,040                  56,396
Deferred income taxes                      4,693,006               4,809,236

Stockholders' equity:
Common stock                               1,918,462               1,918,462
Additional paid-in capital                 9,779,823               9,779,823
Accumulated deficit                       (7,051,827)             (7,014,742)
Translation adjustment                      (154,975)                198,378
                                           4,491,483               4,881,921
Common stock held in treasury                (11,348)                (11,348)
Total stockholders' equity                 4,480,135               4,870,573
                                         $61,711,413             $65,082,910

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        For the three months ended December 31, 1998 and 1997
                                             (Unaudited)

                                            1998                    1997
Net  revenues                            $15,957,644              $6,909,971

Expenses:
Direct costs                              12,742,012               5,436,029
Selling, general and administrative        1,706,108                 707,174
Depreciation                                 511,947                 179,803
Amortization of goodwill and
 ground lease                                207,274                  31,954
Operating income                             790,303                 555,011

Amortization of debt discount and
 issuance costs                               31,761                  19,337
Interest                                     770,324                 314,401
Income before provision for income taxes     (11,782)                221,273
Income tax provision                          25,303                  28,900
Net income                                  $(37,085)               $192,373

Net (loss)/income per share of Common Stock
Basic                                         $(0.00)                  $0.03
Diluted                                       $(0.00)                  $0.03

SEE ACCOMPANYING NOTES.

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the three months ended December 31, 1998 and 1997
                                             (Unaudited)

                                               1998                    1997
Cash flows from operating activities:
Net income                                  $(37,085)                $192,373
Adjustments to reconcile net income to
 cash provided by operating activities:
Depreciation and amortization                750,982                  231,094
Change in certain assets and liabilities:
Accounts receivable                          243,890                1,560,302
Inventories                                  (25,106)                 (12,544)
Prepaids and other assets                     41,749                 (414,647)
Accounts payable and accrued expenses       (916,212)                   9,384
Advances from customers and deferred
 revenues                                    400,142                   23,202
Net cash provided by operating activities    458,360                1,589,164

Cash flow from investing activities:
Cash paid for Magec Aviation and related
 acquisition costs                                 -              (30,294,785)
Capital expenditures (net)                   508,974                  (66,735)
Net cash provided (used) by investing
 activities                                  508,974              (30,361,520)

Cash flow from financing activities:
Capital lease obligations (net)              (13,521)                  (6,077)
Proceeds of financing for Magec
 Aviation acquisition                              -               30,177,451
Repayment of notes payable and
 long-term debt                           (1,870,248)                (547,813)
Net cash (used) provided by
 financing activities                     (1,883,769)              29,623,561
Effect of exchange rate changes on cash       (6,019)                  55,990
(Decrease) increase in cash                 (922,454)                 907,195
Cash, beginning of period                  3,095,662                  726,645
Cash, end of period                       $2,173,208               $1,633,840

Supplemental Information
Interest Paid                               $698,292                 $311,596
Taxes Paid                                        $-                   $5,250

SEE ACCOMPANYING NOTES.

                     LYNTON GROUP, INC., AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. The balances as of September 30, 1998 in the accompanying balance sheets have been derived from the audited financial statements as of such date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Lynton Group, Inc. (the "Company") Annual Report on Form 10-K for the year ended September 30, 1998.



Note 2.  LONG TERM DEBT

Long-term debt consists of the following:

                                         December 31,            September 30,
                                             1998                    1998
                                          (Unaudited)              (Audited)
Mortgage Note payable to Massachusetts
 Mutual Life Insurance Company with an
 interest rate of 6.69% due in monthly
 installments through January 3, 2006.     $6,724,842              $6,882,109
Mortgage Note payable to Finova Capital
 Corp. with an interest rate of 10.7%
 due in monthly installments through
 December 1, 2004, with a final
 installment payment of $1,400,000 due
 December 1, 2004.                          3,540,928               3,603,802
Mortgage Note payable to Finova Capital
 Corp. with an interest rate of 10.1%
 due in monthly installments through
 February 1, 2003, with a final
 installment payment of $568,750 due
 March 1, 2003.                             1,498,359               1,541,639
Note payable to finance company with
 interest at Sterling LIBOR rate (7.5%
 at September 30, 1998) plus 3.5% payable
 in monthly installments through
 August, 2000.                                      -                 357,126
Notes payable to Bank of Scotland with
 interest at Sterling LIBOR rate (7.5%
 at September 30,1998) plus 2.25% payable
 in installments through September 2002.   14,810,665              15,877,806
Loan note payable to third party at zero
 interest, pursuant to an option
 agreement to purchase an aircraft.         2,987,500               2,987,500
Notes payable due to finance company with
 an interest rate of 10.5%, due in
 monthly installments through
 February, 2000.                               49,494                  53,042
                                          $29,611,788             $31,303,024
Less:
Amount due within one year                 (5,888,216)             (6,153,354)
                                          $23,723,572             $25,149,670

                  LYNTON GROUP, INC., AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS
                            DECEMBER 31, 1998


Note 3.  EARNINGS PER SHARE

                                                    For the three months ended
                                                           December 31,
                                                         1998        1997
Weighted average shares of Common Stock outstanding    6,394,872    6,394,872
Average shares outstanding-Basic earnings per share    6,349,872    6,394,872

Weighted average shares of Common Stock outstanding    6,394,872    6,394,872
Weighted average Common Stock equivalents (1)                  -      431,299
Assumed conversion of 10% Senior Subordinated
 Convertible Debentures (2)                                    -       77,772
Assumed conversion of 8% Subordinate Convertible
 Debentures (2)                                                -      568,957
Average shares outstanding-Diluted earnings per share  6,394,872    7,472,900

BASIC EARNINGS PER SHARE:
Average shares outstanding                             6,394,872    6,394,872
Net (loss)/income available to common shareholders      $(37,085)    $192,373
Per share amount                                          $(0.00)       $0.03

DILUTED EARNINGS PER SHARE:
Average shares outstanding                             6,394,872    7,472,900
Net income                                              $(37,085)    $192,373
Plus effect of dilutive securities                             -        1,944
Net (loss)/income available to common shareholders
 plus assumed conversions                               $(37,085)    $194,317
Per share amount                                          $(0.00)       $0.03

(1) Certain options to purchase shares of Common Stock of the Company that have an exercise price below the average market price of common stock for the three months ended December 31, 1998, had an antidilutive effect on earnings per share due to the net loss in the period and are therefore excluded from the calculation of diluted earnings per share. Average market price has been computed using the weighted average market price of shares traded in the three months ended December 31, 1998.
(2) Certain convertible debentures of the Company, when calculated on an "if converted" basis, would be antidilutive for the three months ended December 31, 1998 and are excluded from the calculation.

PART  1 - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

During the fourth quarter of fiscal 1998, the Company filed with the Securities and Exchange Commission (the "Commission") a Preliminary Information Statement in connection with action proposed to be taken by written consent of stockholders with respect to certain matters including a reverse stock split of the Company's Common Stock. The Company has filed amendments to such materials as a result of comments received from the Commission and the Company is hopeful that a definitive Information Statement can be mailed to stockholders during the second quarter of fiscal 1999. If the proposed reverse stock split is effected, the Company expects to have fewer than 300 stockholders and the Company expects to terminate the registration of its Common Stock under the Securities Exchange Act of 1934 and cease the filing of certain reports with the Commission. There can be no assurance, however, that the actions contemplated by said Information Statement will be undertaken. In addition, in the event the Company completes the proposed reverse stock split, the Company may change the Company's legal domicile to outside the United States, attempt to effect a public offering in the United Kingdom and have its securities listed on The London Stock Exchange. There can be no assurance that the Company will attempt to effect any or all of the foregoing transactions or, if attempted, that any of such transactions will be successfully completed.


RESULTS OF OPERATIONS


REVENUES & OPERATING INCOME

Revenues for the three months ended December 31, 1998 increased to $15,958,000 from revenues of $6,910,000 for the comparable fiscal 1998 period, an increase of $9,048,000 or 131%. This increase is primarily attributable to the acquisitions completed in fiscal 1998.

Operating income for the three months ended December 31, 1998 increased to $790,000 compared to operating income of $555,000 for the three months ended December 31, 1997, an increase of $235,000. This increase is primarily attributable to the increased operating income as a result of the acquisitions completed in fiscal 1998 offset by an increase in goodwill amortization expense.


INTEREST

Interest expense for the three months ended December 31, 1998 increased to $770,000 compared to interest expense of $314,000 for the three months ended December 31, 1997, an increase of $456,000. This increase is attributable to higher levels of bank borrowings and convertible debt used to finance the acquisitions completed in fiscal 1998.


NET INCOME

The net loss for the three months ended December 31, 1998 was $37,000 as compared to a net income of $192,000 for the three months ended December 31, 1997, a decrease of $229,000. This decrease is primarily the result of the increased interest expense due to higher levels of debt.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had a working capital deficit of $1,442,000 as compared to a working capital deficit of $1,647,000 at September 30, 1998, an increase in working capital of $205,000. This increase is largely attributable to a reduction in the current portion of long term debt.

In January 1998 the aircraft held for resale, classified as a current asset, was sold for cash. The proceeds were utilized to fully repay the debt outstanding on the aircraft and to provide additional working capital for the Company.

The Company expects to continue to meet all of its obligations in the coming year by focusing on both its established and newly acquired operations. Cash flows from these operations are expected to be sufficient to meet all of its operating requirements, and debt service requirements.


OTHER MATTERS

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret data beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In fiscal 1998, the Company began to methodically review its current computer systems in order to (a) identify those systems that are not Y2K compliant; (b) identify the costs of repairs and modifications required to existing systems in order to ensure Y2K compliance; and (c) estimate the cost of replacement for those systems that were not capable of being modified to a Y2K compliant state. The Company has identified that its financial and informational systems are the most critical systems that will require Y2K modifications. The internal review identified certain computer hardware systems that were not Y2K compliant and a replacement and modification program commenced in the latter half of fiscal 1998, and is scheduled to be complete during the third quarter of fiscal 1999. Additionally certain computer software programs were also found not to be Y2K compliant. The Company, largely due to the acquisitions during fiscal 1998, is currently in the process of upgrading its software programs and is ensuring that new software is Y2K compliant. As the Company is continually upgrading and improving systems in the ordinary course of business, the cost of ensuring the Company is Y2K compliant is estimated to be approximately $250,000 of which approximately $50,000 has been expensed in fiscal 1998. Although no assurances can be given that there will be no interruption of operations in the year 2000 the Company believes that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect of not being Y2K compliant.

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended December 31, 1998 to a vote of the security holders. See Part I, Item 2, for information on actions proposed to be submitted to stockholders during fiscal 1999.

Item 5.  OTHER INFORMATION

None.

PART  II - OTHER INFORMATION CONTINUED


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)Exhibits

11.0 Statement re Computation of Per Share Earnings

(B) Reports on Form 8-K

Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 1998:

None.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LYNTON GROUP, INC.


Dated:February 15, 1999           By:  /s/ CHRISTOPHER TENNANT
                                       Christopher Tennant, President
                                       and Chief Executive Officer


Dated:February 15, 1999           By:  /s/ PAUL A. BOYD
                                       Paul A. Boyd, Secretary, Treasurer and
                                       Principal Financial Officer

Exhibit 11 - Computation of per share earnings

                                 LYNTON GROUP, INC. AND SUBSIDIARIES
                                  COMPUTATION OF EARNINGS PER SHARE
                        For the three months ended December 31, 1998 and 1997
                                             (Unaudited)

                                                         1998        1997
Weighted average shares of Common Stock outstanding    6,394,872    6,394,872
Average shares outstanding-Basic earnings per share    6,349,872    6,394,872

Weighted average shares of Common Stock outstanding    6,394,872    6,394,872
Weighted average Common Stock equivalents (1)                  -      431,299
Assumed conversion of 10% Senior Subordinated
 Convertible Debentures (2)                                    -       77,772
Assumed conversion of 8% Subordinate Convertible
 Debentures (2)                                                -      568,957
Average shares outstanding-Diluted earnings per share  6,394,872    7,472,900

BASIC EARNINGS PER SHARE:
Average shares outstanding                             6,394,872    6,394,872
Net (loss)/income available to common shareholders      $(37,085)    $192,373
Per share amount                                          $(0.00)       $0.03

DILUTED EARNINGS PER SHARE:
Average shares outstanding                             6,394,872    7,472,900
Net income                                              $(37,085)    $192,373
Plus effect of dilutive securities                             -        1,944
Net (loss)/income available to common shareholders
 plus assumed conversions                               $(37,085)    $194,317
Per share amount                                          $(0.00)       $0.03

(1) Certain options to purchase shares of Common Stock of the Company that have an exercise price below the average market price of common stock for the three months ended December 31, 1998, had an antidilutive effect on earnings per share due to the net loss in the period and are therefore excluded from the calculation of diluted earnings per share. Average market price has been computed using the weighted average market price of shares traded in the three months ended December 31, 1998.
(2) Certain convertible debentures of the Company, when calculated on an "if converted" basis, would be antidilutive for the three months ended December 31, 1998 and are excluded from the calculation.